Form 10QSB
period 1997-12-31
GARB OIL & POWER CORP
filed 1998-03-11
CIK 798371

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED: December 31, 1997

                               OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM    N/A    TO

  COMMISSION FILE NUMBER: 0-14859




                   GARB-OIL & POWER CORPORATION
    (Exact name of small business issuer as specified in its charter)

              UTAH                        87-0296694
       (State or other jurisdiction of  (I.R.S. Employer
       incorporation or organization)   Identification No.)

                 10 EXCHANGE PLACE, SUITE #507
                   SALT LAKE CITY, UTAH 84111
            (Address of Principal executive offices)

                         (801) 322-5410
                  (Issuer's telephone number)

       Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X   NO

       The number of shares outstanding at December 31, 1997:
       17,028,299




         GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
        DECEMBER 31, 1997 (UNAUDITED) AND JUNE 30, 1997

                             ASSETS

                                    December 31     June 30
                                        1997          1997
                                    (Unaudited)
                                    ----------   ----------
 CURRENT ASSETS:
    Cash in bank                    $    6,255   $    8,073
    Accounts receivable -
       related party                   200,657      186,044
    Inventory                           73,925       73,925
                                    ----------   ----------
 TOTAL CURRENT ASSETS                  280,837      268,042
                                    ----------   ----------
 PROPERTY AND EQUIPMENT                 51,130       59,013
    LESS: Accumulated Depreciation     (35,221)     (31,221)
                                    ----------   ----------
 NET PROPERTY AND EQUIPMENT             15,909       27,792
                                    ----------   ----------
 OTHER ASSETS:
    Deposits                             1,000        1,000
    Patents - Net of
    Accumulated Amortization             3,556        4,022
                                    ----------   ----------
     TOTAL OTHER ASSETS                  4,556        5,022
                                    ----------   ----------
     TOTAL ASSETS                   $  301,302   $  300,856
                                    ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                $   93,587   $   72,583
    Accrued payroll taxes                1,390
    Accrued payroll                    288,000      264,000
    Accrued Interest                    71,550       61,650
    Notes payable - related party      246,907      263,907
    Deferred Revenue                   127,500       53,000
                                    ----------   ----------
     TOTAL CURRENT LIABILITIES      $  828,934  $   715,140
                                    ----------  -----------
 STOCKHOLDERS' EQUITY:

    Common stock - 20,000,000
     shares authorized; No par
     value; 17,028,299 shares
     issued at December 31,
     1997 and 17,028,299
     shares at June 30, 1997         2,744,068    2,744,068
    Accumulated deficit                (27,178)     (27,178)
    Deficit accumulated during
     development stage              (3,244,522)  (3,131,174)
                                    ----------   ----------
 TOTAL STOCKHOLDERS' EQUITY
   (deficit)                          (527,632)    (414,284)
                                    ----------   ----------
TOTAL LIABILITY AND EQUITY
  (deficit)                         $  301,302   $  300,856
                                    ==========   ==========

See notes to financial statements



              GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                         STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED) AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED) AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY
             14, 1981) THROUGH DECEMBER 31, 1997 (UNAUDITED)


                                                      For the Period from
                                                           Inception of the
                                                           Development Stage
                                                             (January 14,1981)
                            Three months        Six Months         Through
                           ended Dec. 31,      ended Dec. 31,      Dec. 31,
                           1997      1996      1997       1996       1997
                         --------  --------  --------  ----------  ----------
Sales and Other
  Revenues               $    -    $    -    $    -    $    3,185  $1,106,363

Less Cost of Sales                                         (3,496)   (520,397)
                         --------  --------  --------  ----------  ----------
     Net                      0         0         0          (311)    585,966
                         --------  --------  --------  ----------  ----------
General and Administrative
 Expenses                  49,152    28,905    96,750      63,547   3,294,175
                         --------  --------  --------  ----------  ----------
Income(loss)from
Operation                 (49,152)  (28,905)  (96,750)    (63,858) (2,708,209)
                         --------  --------  --------  ----------  ----------
Other Income (Expenses):
  Write-off and
  abandonment of assets                                              (401,457)
  Gain on sale of assets                                                  655
  Interest income                                                     147,810
  Interest expense         (6,650)   (9,725)  (16,600)   (15,370)    (172,492)
  Minority Interest in
   losses of subsidiary                                                 5,383
  Loss on extinguishment
   of debt                                                           (116,212)
                         --------  --------  --------  ---------  -----------
  Total other income
     (expense)             (6,650)   (9,725)  (16,600)   (15,370)    (536,313)
                         --------  --------  --------  ---------  -----------
Net Loss                  (55,802)  (38,630) (113,350)   (79,228)  (3,244,522)
                         ========  ========  ========  =========  ===========
Loss Per Share           $  (.003) $  (.002) $  (.007) $   (.005) $     (.019)
                         ========  ========  ========  =========  ===========

See notes to financial statements



                GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                        (DEVELOPMENT STAGE COMPANIES)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
         AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
               OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 1997


                                                         For the Period From
                                                          Inception of the
                                                          Development Stage
                                        Six Months Ended  (January 14, 1981)
                                           December 31          Through
                                          1997       1996     Dec. 31,1997
                                       ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                    $(113,350)  $ (79,228)  $(3,244,522)
     Adjustments to reconcile net cash
      provided by (used in) operating
      activities:
       Depreciation and amortization       4,466       6,180        96,879
       Bad debt expense                                            266,750
       Gain on sale of assets                                         (655)
       Loss on extinguishment of debt                              401,457
       Write-off and abandonment
        of assets                                                  116,212
       Stock issued for services
        & interest                                                 122,251
    Changes in assets and liabilities:
       Accrued interest receivable                                 (24,250)
       Accounts receivable               (14,613)     (4,962)     (178,156)
       Contract receivable                                        (242,500)
       Income Tax refund                                               537
       Inventory                             0         2,880        49,034
       Prepaid Expenses
       Accounts payable                   22,394       4,171        94,875
       Deferred Revenue                   74,500      53,000       127,500
       Advanced payable                                           (120,106)
       Notes payable                     (17,000)     20,000       246,907
       Accrued payroll taxes                           1,149            -
       Accrued payroll                    24,000     24,000        288,000
       Accrued interest payable            9,900       9,900       281,309
       Other current liabilities                                   240,954
                                       ---------   ---------   -----------
        Net Cash used in
         Operating activities             (9,701)    (15,910)   (1,477,524)
                                       ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets          7,883                     9,383
     Construction in progress                                   (2,937,790)
     Purchase of treasury stock                           65       (10,009)
     Purchase of other assets                                   (1,957,733)
     Purchase Property and Equipment                               (60,412)
                                       ---------   ---------   -----------
     Net Cash Used In Investing
      Activities                           7,883          65    (4,956,561)
                                       ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Bank Loans                                    4,636,647
     Sale of Common Stock                                        1,947,217
     Contribution to Capital by
          Parent Company                                           356,402
     Principal Payment on Bank Loans                              (500,000)
                                       ---------   ---------   -----------
       Net Cash Provided by
          Financing Activities               -          -        6,440,266
                                       ---------   ---------   -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                  $  (1,818)  $ (15,845)  $     6,181
     Net Cash and cash equivalents
      at Beginning of period               8,073      16,136            74
                                       ---------   ---------   -----------
NET CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                     $   6,255   $     291   $     6,255
                                       =========   =========   ===========

See Notes to Consolidated Financial Statements




                GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
               DECEMBER 31, 1997(UNAUDITED) AND JUNE 30, 1997

NOTE 1--CONDENSED FINANCIAL STATEMENTS

       The balance sheet as of DECEMBER 31, 1997, and the related statements of operations and cash flows for the six months ended DECEMBER 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at DECEMBER 31, 1997, and for the six months ended DECEMBER 31, 1997 and 1996, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997, annual report on Form 10-KSB. The results of operations for the six months ended DECEMBER 31, 1997 and 1996, are not necessarily indicative of the operating results to be expected for the full year.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION

   A. Results of Operations

     The Company received revenue of $ -0- in the six months ended December 31, 1997. General and Administrative expenses were $96,750 in the current year's first half compared to $63,547 in the prior year period. After inclusion of interest expense in the current year six month period of $16,600 the Company incurred a net loss of ($113,530) compared to a net loss of ($79,228) after interest expense of $15,370 for the prior year period.

     The auditor's report accompanying the Company's financial statements for the year ended June 30, 1997 contains the following statement: As stated in the auditors opinion to the financial statements, "the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern."

     As stated in the June 30, 1997 10 KSB management is pursuing various avenues of generating revenues during the next twelve months. The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposition business through such efforts. Based on this experience, management discovered that a substantial number of used truck tires were disposed of which could be made usable through repair, retreading and reconditioning. Management also believes that there is commercial demand for such used tires. On May 20, 1994 the company formed UTTI as a majority owned subsidiary to exploit this perceived demand. UTTI is continuing to operate and produce used truck tires for this market.

     Management believes that there are two primary sources for used truck tire demand. Used truck tires have, or are perceived to have, a shorter usable life than comparable new tires. However, due to the substantially lower cost of used tires, the cost per usable mile is much lower for used tires. Local and short haul truckers buy used tires because of this lower cost per usable mile. The shorter usable life is a negative factor for interstate long haul truckers. However, interstate truckers do buy used tires as short term replacements for tires irreparably damaged while on the road.

     UTTI purchases repairable used tires and recappable tire carcasses from a number of sources. UTTI personnel determine what repairs need to be made to the tire to make it resalable, and direct the tire to the appropriate workstation in UTTI's facility. After repairs and recapping, UTTI then sells the tires to users, wholesalers, distributors and retailers.

     UTTI believes that its primary competition for used tires are generally small operations that can repair only a few tires at a time. UTTI is capable of repairing up to 100 truck tires per day. UTTI believes that its volume capabilities will enable it to provide a steady, reliable source of quality used tires which cannot be obtained from the small operators. UTTI also believes that its economies of scale will allow it to price its used tires competitively.

     UTTI began operations in June, 1994 at its facility in Salt Lake City, Utah, although no revenues were received prior to the June 30 fiscal year end. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit. If the Salt Lake City facility does operate profitably, the Company may attempt to open similar facilities at other locations across the country.

     Used tires sold by UTTI must meet minimum standards imposed by the Department of Transportation. UTTI believes that its tires are in substantial compliance with such requirements. Although UTTI generally sells its tires on an "as is" basis without warranty, UTTI may remain liable under state law for personal injury or property damage resulting from any negligent tire repairs.

     Through operating UTTI since 1994 has given the company the necessary experience to establish similar plants elsewhere. There is a good and growing market for such reusable tires in the dirt hauling and construction industry worldwide. The company is now offering to establish these truck tire recycling centers at all shredding installations nationwide, where shredders and similar equipment is marketed by it's sister company, Garbalizer Machinery Corporation (GMC). These truck tire recycling centers will be owned by the company and operated by the shredding facility owners in space leased from the facility operators. Reusable truck tires will be provided at no charge to the truck tire center by the shredding facility. Net profit from the operation will be divided equally between the facility operators and the company.

     Although discussions are currently underway with inquirers and purchasers of machinery from GMC no such installations have been installed as of this date and there is no guarantee that they will be profitable if installed.

     The Company owns 55% of UTTI, which interest it received in exchange for its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $165,000 of seed capital to UTTI and who is an officer and director of UTTI. Employees of UTTI may receive bonuses or incentives based upon the gross sales or profits of UTTI.

     The Company is also pursuing sales and construction of Off the Road (OTR) Tire centers and crumb rubber plants in the United States and foreign countries on which the Company would earn a royalty.

     Garbalizer Machinery Corporation is pursuing sales of its shredders which, if successful, will allow GMC to repay amounts it owes to the Company.

OTR TIRE PROCESSING SYSTEM

     The Company has designed a system it believes will be capable of recovering natural rubber from used and discarded large, off-the-road (OTR) tires. As of the date of this report, the Company has substantially completed the engineering and design of the system, but has not yet constructed a commercially operating machine or system.

     Commercially available tire shredders, including shredders made by the company's affiliate, Garbalizer Machinery Corporation ("GMC"), are designed to process standard automobile and truck tires, which may include semi-trailer or over-the-road tires. Tires used in a variety of off the road equipment, such as graders, bulldozers, mining equipment, etc. are not processed directly by these shredders. Although these tires, which may weigh from 400 pounds to 9 tons apiece, are less numerous than standard tires, the Company estimates that over 3,000,000 tons of OTR tires require disposal in North America each year. Current methods of disposal include landfilling and surface disposal, which are accepted only due to the lack of a viable alternative. Most states have passed laws prohibiting land filling or storage of whole tires.

     The Company's system, known as the OTR Tire Disintegrator, uses mechanical means to remove the exterior rubber from OTR tires without shredding. After removal of the exterior rubber from the tire the remaining tire carcass is sheared into pieces, shredded and cryogenically processed to produce crumb rubber. After separation of wire and other non rubber components the resulting particles can then be used to manufacture high quality rubber products.

     The Company has prepared what it believes to be a final design of the system and has analyzed the expected performance of the system. When the first Disintegrator is built, modifications to the design may be required to maximize performance. It is also possible, although the Company does not anticipate this, that the disintegrator will not perform as planned when built.

     The Company announced the availability of the Disintegrator in July, 1992 and has since received numerous inquiries from potential buyers or users of the Disintegrator. The Company's intent is to allow use of its technology, by persons or companies who purchase an exclusive territory or license from the Company and who agree to pay the Company a percentage of gross sales. The Company has not obtained any final agreements and funding for licenses or for use of the Disintegrator as of the date of this report. The Company is continuing to pursue the licensing, or franchising of the Disintegrator and is currently discussing its use with interested entities on a world wide basis.

     If any of such transactions occur, management believes that the Company will have sufficient resources to operate for the next twelve months and thereafter. The company is continuing to pursue debt or equity financing, but management does not believe that substantial financing on acceptable terms can be obtained prior to obtaining firm commitments on any revenue generating transactions. There is no assurance that the Company will be able to obtain revenues from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations at even the minimal levels of the last year. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues or the infusion of additional cash.

     The Company has received United States Patent No. 5,299,748 on the Disintegrator's design. An additional patent has been allowed, but has not yet been issued.

B. Liquidity, Cash Flow and Capital Resources

     $12,000 of wages payable to the company's President were accrued, rather than paid, during the period.

     At December 31, 1997 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $548,097 and a current ratio (ratio of current assets to current liabilities) of approximately .34. At June 30, 1997, the Company had a deficit in working capital of $447,098 and a current ratio of approximately .37.

     Working capital at December 31, 1997 includes current assets consisting of a receivable from related parties of $200,657. The related party receivable has been outstanding, in varying amounts, since the quarter ended March 31, 1992. At December 31, 1997, the Company had cash on hand of $6,255.

     Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.



                                  PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are being filed herewith.

     During the quarter reported upon, the Company did not file any reports on Form 8-K.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GARB OIL & POWER CORPORATION


Date: February       , 1998   By /S/
                              John C. Brewer, President
                              Principal Executive Officer


Date: February       , 1998   By /S/
                              Charles Laver, Treasurer
                              Principal Financial and
                              Accounting Officer