Form 10QSB
period 1998-03-31
GARB OIL & POWER CORP
filed 1998-05-13
CIK 798371

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 1998

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

YES   X   NO

     The number of shares outstanding at March 31, 1998:  17,028,299


          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
             MARCH 31, 1998 (UNAUDITED) AND JUNE 30, 1997

                                ASSETS
                                            March 31     June 30
                                              1998        1997
                                          (Unaudited)
                                           ----------  ----------
CURRENT ASSETS:
     Cash in bank                          $   19,366  $    8,073
     Accounts receivable -
       related party                          188,379     186,044
     Inventory                                 60,465      73,925
                                           ----------  ----------
     TOTAL CURRENT ASSETS                     268,210     268,042
                                           ----------  ----------
PROPERTY AND EQUIPMENT                         51,130      59,013
     LESS: Accumulated Depreciation           (37,221)    (31,221)
                                           ----------  ----------
     NET PROPERTY AND EQUIPMENT                13,909      27,792
                                           ----------  ----------
OTHER ASSETS:
     Deposits                                   1,000       1,000
     Patents - Net of Accumulated
      Amortization                              3,323       4,022
                                           ----------  ----------
     TOTAL OTHER ASSETS                         4,323       5,022
                                           ----------  ----------
     TOTAL ASSETS                          $  286,442  $  300,856

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                      $   93,312  $   72,583
     Accrued payroll taxes                      1,592
     Accrued payroll                          300,000     264,000
     Accrued Interest                          76,500      61,650
     Notes payable - related party            246,907     263,907
     Deferred Revenue                         150,000      53,000
                                           ----------  ----------
     TOTAL CURRENT LIABILITIES             $  868,311  $  715,140
                                           ----------  ----------
STOCKHOLDERS' EQUITY:

     Common stock - 20,000,000
      shares authorized; No par
      value; 17,028,299 shares issued
      at March 31, 1998 and 17,028,299
      shares at June 30, 1997               2,744,068   2,744,068
     Accumulated deficit                      (27,178)    (27,178)
     Deficit accumulated during
        development stage                  (3,298,759) (3,131,174)
                                           ----------  ----------
     TOTAL STOCKHOLDERS' EQUITY (deficit)    (581,869)   (414,284)
                                           ----------  ----------
     TOTAL LIABILITY AND EQUITY            $  286,442  $  300,856
                                           ==========  ==========
See notes to financial statements


              GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                         STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
       AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
          (JANUARY 14, 1981) THROUGH MARCH 31, 1998 (UNAUDITED)

                                                              For the Period from
                                                                Inception of the
                                                                Development Stage
                                                                (January 14,1981)
                              Three Months         Nine Months        Through
                             Ended Mar. 31,       Ended Mar. 31,
                             1998      1997      1998       1997    Mar. 31,1998
                           --------  --------  ---------  ---------  -----------
SALES AND OTHER REVENUES   $  4,665  $  -0-    $   4,665  $   3,185  $ 1,111,028

LESS COST OF SALES           13,460     -0-       13,460      3,496      533,857
                           --------  --------  ---------  ---------  -----------
     NET                     (8,795)   None       (8,795)      (311)     577,171
                           --------  --------  ---------  ---------  -----------
GENERAL AND
ADMINISTRATIVE EXPENSES      38,970    48,481    135,720    112,028    3,333,145
                           --------  --------  ---------  ---------  -----------
INCOME(LOSS)FROM
OPERATIONS                  (47,765)  (48,481)  (144,515)  (112,339)  (2,755,974)
                           --------  --------  ---------  ---------  -----------
OTHER INCOME (EXPENSES):
     Write-off and
     abandonment of assets                                              (401,457)
     Gain on sale of assets                                                  655
     Interest income                                                     147,810

     Interest expense         6,471     8,649     23,071     24,019     (178,963)

     Minority Interest in
     losses of subsidiary                                                  5,383

     Loss on extinguishment
     of debt                                                            (116,212)
                           --------  --------  ---------  ---------  -----------
     Total other income
     (expense)               (6,471)   (8,649)   (23,071)   (24,019)    (542,784)
                           --------  --------  ---------  ---------  -----------
NET LOSS                    (54,236)  (57,130)  (167,586)  (136,358)  (3,298,759)
                           ========  ========  =========  =========  ===========
LOSS PER SHARE             $  (.003) $  (.003) $   (.010) $   (.007) $     (.194)
                           ========  ========  =========  =========  ===========

See notes to financial statements

                GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
        AND FOR THE PERIOD FROM JANUARY 14, 1981 (PERIOD OF INCEPTION
                 OF THE DEVELOPMENT STAGE) TO MARCH 31, 1998


                                                          For the Period from
                                                            Inception of the
                                                            Development Stage
                                          Nine Months Ended (January 14, 1981)
                                                March 31         Through
                                            1998       1997    Mar. 31,1998
                                          ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                    $(167,586) $(136,358) $(3,298,759)
     Adjustments to reconcile net cash
       provided by (used in) operating
       activities:
          Depreciation and amortization       6,699      9,270       99,112
          Bad debt expense                                          266,750
          Gain on sale of assets                                       (655)
          Write-off and abandonment
            of assets                                               401,457
          Loss on extinguishment of debt                            116,212
          Stock issued for services                                 122,251
       Changes in assets and liabilities:
          Accrued interest receivable                               (24,250)
          Contract receivable                                      (242,500)
          Accounts receivable                (2,335)   (22,632)    (165,778)
          Income Tax refund                                             537
          Inventory                          13,460      2,880       62,494
          Accounts payable                   20,729      3,904       93,210
          Accounts payable-related party    (17,000)    30,000      246,907
          Accrued payroll taxes               1,592      2,009        1,592
          Accrued payroll                    36,000     36,000      300,000
          Accrued interest payable           14,850     14,850      286,159
          Deferred Income                    97,000                 150,000
          Advances payable-related party                           (120,106)
          Other current liabilities                                 240,954
                                          ---------  ---------  -----------
            Net Cash used in
            Operating activities              3,410    (60,077)  (1,464,413)
                                          ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets             7,883                   9,383
     Construction in progress                                    (2,937,790)
     Purchase of treasury stock                                     (10,009)
     Purchase of other assets                               65   (1,957,733)
     Purchase property and Equipment                                (60,412)
                                          ---------  ---------  -----------
     Net Cash Used In Investing
          Activities                          7,883         65   (4,956,561)
                                          ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Bank Loans                                     4,636,647
       Sale of Common Stock                             45,000    1,947,217
       Contribution to Capital by
          Parent Company                                            356,402
     Principal Payment on Bank Loans                               (500,000)
                                          ---------  ---------  -----------
       Net Cash Provided by
          Financing Activities                 -        45,000    6,440,266
                                          ---------  ---------  -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           11,293    (15,012)      19,292

Net Cash at Beginning of period               8,073     16,136           74
                                          ---------  ---------  -----------
NET CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                        $  19,366  $   1,124  $    19,366
                                          =========  =========  ===========

See Notes to Consolidated Financial Statements


            GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
             MARCH 31, 1998 (UNAUDITED) AND JUNE 30, 1997

     NOTE 1--CONDENSED FINANCIAL STATEMENTS
            The balance sheet as of March 31, 1998 and the related statements of operations and cash flows for the nine months ended March 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998, and for the nine months ended March 31, 1998 and 1997, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997, annual report on Form 10-KSB. The results of operations for the nine months ended March 31, 1998 and 1997, are not necessarily indicative of the operating results to be expected for the full year.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

        A. Results of Operations

          The Company received revenue of $ 4,665 in the nine months ended March 31, 1998. General and Administrative expenses were $ 135,720 in the current year's nine months compared to $112,028 in the prior year period. After inclusion of interest expense in the current year nine month period of $23,071 the Company incurred a net loss of ($167,586) compared to a net loss of ($136,358) after interest expense of $24,019 for the prior year period.

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

          Through operating UTTI since 1994 has given the company the necessary experience to establish similar plants elsewhere. There is a good and growing market for such reusable tires in the dirt hauling and construction industry worldwide. The company is now offering to establish these truck tire recycling centers at all shredding installations nationwide, where shredders and similar equipment is marketed by its sister company, Garbalizer Machinery Corporation (GMC). These truck tire recycling centers will be owned by the company and operated by the shredding facility owners in space leased from the facility operators. Reusable truck tires will be provided at no charge to the truck tire center by the shredding facility. Net profit from the operation will be divided equally between the facility operators and the company.

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

          At March 31, 1998 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $600,101 and a current ratio (ratio of current assets to current liabilities) of approximately .31. At June 30, 1997, the Company had a deficit in working capital of $447,098 and a current ratio of approximately .37.

          Working capital at March 31, 1998 includes current assets consisting of a receivable from related parties of $188,379. The related party receivable has been outstanding, in varying amounts, since the quarter ended March 31, 1992. At March 31, 1998, the Company had cash on hand of $19,366.
          Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.


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

                                   GARB OIL & POWER
     CORPORATION


     Date: May 11, 1998  By   /S/ John C. Brewer
                             --------------------------
                              John C. Brewer, President
                              Principal Executive Officer


     Date: May 11, 1998  By    /S/ Charles Laver
                             --------------------------
                              Charles Laver, Treasurer
                              Principal Financial and
                              Accounting Officer