Form 10KSB
period 1998-06-30
GARB OIL & POWER CORP
filed 1998-10-13
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB




            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14859

                          GARB OIL & POWER CORPORATION
                (Exact name of small business issuer as specified
                                 in its charter)


           Utah                                      87-0296694
(State of other jurisdiction of              (I.R.S. Employer Ident. No.)
incorporation or organization)

                  10 Exchange Place, Suite 507
                      Salt Lake City, Utah                   84111
              (Address of principal executive offices)     (Zip Code)

                                 (801) 322-5410
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock (No par value)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X      NO

     As of October 6, 1998, the aggregate value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and ask price on such date was $913,725.

     As of September 28, 1998, the Issuer had outstanding 17,028,299 shares of common stock (no par value). Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year: $9,625.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Garb Oil & Power Corporation (the "Company") is in the business of developing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, and processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. The Company has designed a system it believes will be capable of recovering used rubber from large, off-the-road
(OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive waste and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. On January 15, 1981, all of its assets were acquired by a non-affiliated public company named Energy Corporation International, which immediately thereafter changed its name to Garb-Oil Corporation of America and continued the business operations of the original Garb-Oil Corporation. Energy Corporation International was incorporated under the laws of the State of Utah on October 30, 1972, as Autumn Day Inc. and was formed for the purpose of investing in patents, franchises, contract rights and securities. The Company's sole investment was a royalty interest in certain furniture designs. Energy Corporation International did not engage in any significant business activity prior to its reorganization with Garb-Oil Corporation. The Company changed its name to Garb Oil & Power Corporation on October 31, 1985.

OTR Tire Processing System

         The Company has designed a system it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. As of the date of this report, the Company has substantially completed the engineering and design of the system, but has not yet constructed a commercially operating system. As discussed below, the Company agreed to grant an option to a third party to acquire a license to utilize the OTR system in a stated territory, but the option holder may not exercise its option.

         Commercially available tire shredders, including shredders made by the Company's affiliate Garbalizer Machinery Corporation ("GMC"), are designed to process standard automobile and truck tires, which may include semi-trailer or over-the-road tires. Tires used in a variety of off the road equipment, such as graders, bulldozers, mining equipment, etc. cannot be processed directly by these shredders. Although these tires, which may weigh from 400 pounds to 9 tons apiece, are less numerous than standard tires, the Company estimates that over 3,000,000 tons of OTR tires require disposal in the United States each year. Current methods of disposal include landfilling and surface disposal, which are accepted only due to the lack of a viable alternative. Most states have passed laws prohibiting landfilling or storage of whole tires.

         The Company's system, known as the OTR Tire Disintegrator, uses mechanical and cryogenic means to remove the rubber from OTR tires without shredding. After separation of wire and other non-rubber components, the resulting particles can then be used to produce crumb rubber. The particles can also be used as fuel or safely disposed of in a landfill, although the Company believes that the rubber particles will be of relatively high quality.

         The Company has prepared what it believes to be a final design of the system and has analyzed the expected performance of the system. When the first Disintegrator is built, modifications to the design may be required to maximize performance. It is also possible, although the Company does not anticipate this, that the disintegrator will not perform as planned when built.

         The Company has received United States Patent No. 5,299,748 on the Disintegrator design which expires April 5, 2011 and Patent No. 5,590,838 which expires January 7, 2014.

         The Company announced the availability of the Disintegrator in July, 1992 and has received numerous inquiries from potential buyers or users of the Disintegrator. The Company's original intent was to retain ownership of the Disintegrator, allowing its use by persons who purchase an exclusive territory from the Company and who agree to pay the Company a share of any profits earned.

         On April 28, 1997, the Company granted Giant Tire Recyclers, Inc. (Giant) a Nevada corporation, an option to acquire a license to use the Company's OTR Disintegrator system. The price of the option was set at $150,000 payable as follows: 1) an initial payment of $15,000, and 2) the remaining $135,000 was due within ten months of the execution of the agreement. The Company received the final option payment on February 28, 1998. Giant may exercise the option at any time. The option will expire one year after the final option payment was received. Giant has asserted that it is entitled to additional time to exercise the option and that the option covers a larger territory than stated in the options. The Company disputes Giant's assertion.

         The option gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Disintegrator system in the states of Arizona, New Mexico and Nevada for a license fee of $950,000, less option payments prior to the time of exercise. The license fee includes one Disintegrator machine and tools and equipment suitable to operate a truck tire repair business. If the option is exercised, the Company intends to obtain the truck tire equipment from its UTTI subsidiary. If the option is not exercised, the agreement provides that amounts paid for the option are non-refundable. The Company cannot predict whether Giant will exercise the option. The Company believes Giant may require substantial additional financing in order to exercise the option. If Giant does not exercise the option by February 28, 1998, the Company believes that Giant will dispute the expiration date of the option and the non-refundable nature of the $150,000 paid for the option.

Crumb Rubber Plants

         The Company is marketing plants and equipment to process scrap passenger car and light truck tires into crumb rubber. The Company is marketing such plants worldwide on a "turn-key" basis. The equipment for such plants will include third party equipment, equipment made to the Company's specifications and shredders purchased from the Company's affiliate GMC. The Company entered into an agreement to sell one such plant, but the buyer defaulted. See "Alberta Recovery Technologies" below. As of the date of this report, the Company has not sold any crumb rubber plants.

         If the Company is successful in selling a crumb rubber plant, it will be exposed to the risks of a process engineering and equipment manufacturing concern, including potential contract, warranty and liability claims. The Company does not have any experience in engineering or constructing crumb rubber plants. The Company will rely on third parties as sub-contractors for the supply of a majority of the equipment in the plant and the actual assembly and construction labor.

Alberta Recovery Technologies

         On May 23, 1996, the Company entered into two agreements with Alberta Recovery Technologies Ltd. ("ART"). Pursuant to one of the agreements, the Company agreed to supply and install equipment that would process scrap tires into crumb rubber. Pursuant to the other agreement, the Company would supply a Disintegrator to ART and grant ART the exclusive rights to use the Disintegrator in Canada. Due to ART's failure to pay amounts due under the Agreements, the Company terminated the Agreements during the year ended June 30, 1997.

Trenergy Radioactive Waste Technology

         On May 11, 1998, the Company entered into a Project Development and Construction Agreement with Trenergy, Inc. ("Trenergy"). Pursuant to the Trenergy Agreement, the Company has been engaged to provide consulting and analysis regarding the potential commercial application of Trenergy's unproven claimed technology to neutralize and remediate radioactive waste.

         Trenergy has reported to the Company that the Trenergy technology has the potential of neutralizing radioactive waste. The Company has not verified Trenergy's claims. If true, Trenergy's technology would involve a substantial departure from current methodology and currently accepted scientific principles. Trenergy has informed the Company that it has applied for a patent on the Trenergy technology. Filing of a patent application does not indicate that any third party has verified the validity of the technology.

         The Trenergy Agreement is for a five-year term and gives the Company the right to build all systems and plants for Trenergy on a cost basis which cannot exceed similar costs for similar projects. The Company is designated as

Trenergy's exclusive agent to exploit the Trenergy technology outside of the United States with the exception of the Republic of Belarus, Ukraine, Romania, Macedonia, Greece and Hungary. Trenergy and the Company intend to equally share license revenues from potential licenses of the Technology in the Company's territory; provided that Trenergy may negotiate the Company's compensation for licenses where Trenergy had initial discussions with the licensee. No licenses for the Trenergy technology have been granted as of the date of this report and it is possible such licenses will not be granted in the future.

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company may expend management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company receives no revenue.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focussed on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was some demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business should be operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations.

         The Company is proposing to establish used tire processing and sales joint ventures with operators of tire shredders or OTR Tire Disintegrators. The Company does not have any agreements to establish such joint ventures. If such joint ventures are established, it is likely that the first such venture will be operated by UTTI in replacement of the Salt Lake City facility. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit. There are no firm commitments for any such joint venture.

         The Company owns 55% of UTTI, which interest it received in exchange for its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $150,000 of seed capital to UTTI and who is an officer and director of UTTI.

Co-generation and Electrical Power Generation

         Since 1982, the Company has been involved in planning and preparation for plants generating electricity or process steam to be fueled by scrap tires. Such plants may be built by the Company alone or in joint venture with others.

During the past fiscal year, the Company has concentrated its efforts on design of the Disintegrator and has held only very preliminary discussions regarding the possibility of construction of such plants.

         The design which the Company developed for these plants calls for scrap tires to be shredded into hand sized pieces. The shredded tires are then burned in a fluidized bed combustor to produce steam, which may be used for the generation of electricity or may be used as process steam in nearby industrial plants.

         As a result of having received permits to construct the Rialto power plant from the South Coast Air Quality Management District, the Company believes that its plants can comply with any currently applicable pollution requirements. Although environmental permits were issued for the construction of the Rialto project, litigation regarding compliance with California environmental laws delayed completion of the project for years. The Company eventually determined that continuing the litigation until the legal authorization to use the permits which had been issued was finally affirmed by the courts would not be economically feasible, and the project was abandoned. There can be no assurance that plants planned by the Company in the future will not become similarly embroiled in litigation.

Pyrolysis

         In addition to the direct use of tires as fuel, the Company has developed and patented the Garb-Oil Processes for pyrolytic reduction of tires.

         The Garb-Oil processes are in summary form as follows: Scrap tires are first shredded into approximately three inch size pieces with a shredder developed by GMC, then heated in an oxygen free environment (processed in a Garb-Oil Pyrolytic Furnace) to reduce the shredded particles into hydrocarbon gases and char. Part of the hydrocarbon gas is condensed to recover oil by-products. The remaining gases (ethane, methane, butane and propane) are stored for use as fuel in the pyrolytic system. The char is crushed to liberate the metal for magnetic recovery to be sold to the steel industry as scrap. The crushed char can be used as a carbon additive to manufacture solid rubber products or used as additive in the polymer industries or as low grade activated carbon.

         During the first half of 1981 a demonstration-test facility was built in Mountlake Terrace, Washington. This test facility has been used to test various construction materials that will be used in the full size commercial plants. The test facility has been moved to Huntington, West Virginia. Although the test facility reduces tires by pyrolysis as designed, there is no guarantee that a full-scale production facility will ever be built or, if built, that it will operate on an economically and technically sound basis.

         Since 1981 the Company's licensee American Buckeye Synfuels Corporation has attempted to obtain financing for construction of a pyrolysis plant that would use the Garb-Oil process on a commercial basis. The Company has sold the non-exclusive rights to exploit the pyrolysis technology within the state of

West Virginia to American Buckeye Synfuels Corporation. The licensee had also agreed to purchase the pilot pyrolysis plant. Due to the repeated failure of the licensee to satisfy the conditions for sale of the plant and grant of the license rights, during Fiscal 1992 the entire $242,500 receivable plus $24,250 of accrued interest thereon was written off to bad debt expense. The demonstration plant is being stored in Huntington, West Virginia while the Company attempts to find a purchaser for the plant.

         The Company has not commercially exploited the pyrolysis technology to date.

Patents, Trademarks and Proprietary Data

         The Company has received two United States patents on the Disintegrator design. The patents expire in the year 2011 and 2014.

         The Company does not hold patents on the plant and process to be used in connection with its proposed electricity and co-generation plants.

         The Company owns the following unexpired patents in connection with the Garb-Oil Pyrolysis Process:

United States Patents:
                                                                   Expires

         Pyrolysis Process      Patent No.  4,402,791              09/30/00
         Patent

         A foreign patent has also been granted in Canada.

         In addition to the above patents, the Company has the following patents which relate to Tar Sand development:

         Hydropulper & Classifier for Tar       Patent No.  3,814,336
         Sands Application

         Improvement Patent for Tar Sands       Patent No.  4,361,476
         Process

         The Company plans to exploit these patents if and when the board of directors of the Company determines that the financing and timing is appropriate. It is not expected that such exploitation will occur in the foreseeable future and accordingly the patents have not been considered important to the Company's immediate future.

Employees

         The Company's president, John C. Brewer, devotes approximately 40 hours per week to the Company. The Company's chief engineer and secretary also perform work for GMC, and their wages are apportioned between the two companies. All additional work is performed on a contract basis. UTTI does not currently have any employees.

         Additional personnel will be required if the Company expands its business or enters into agreements for the construction of a power plant and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

         The Company believes its relationship with its employees to be good. The Company is not a party to any collective bargaining agreement.

Research and Development

         During the fiscal years ended June 30, 1998, 1997 and 1996, the Company has not expended any funds on research and development activities.

Environmental Regulation

         UTTI does not believe that its activities result in any discharge of pollutants in the air, water or soil.

         Any power plants built by the Company in the future utilizing tires as fuel will be required to comply with state and federal regulations regarding the discharge of pollutants into the atmosphere. The Company believes that the plants will comply with such regulations. The Company's Rialto Power Corporation ("RPC") subsidiary was engaged in litigation from 1987 until abandonment of the project in 1989 to determine whether RPC complied with all necessary requirements to obtain environmental permits which had been issued for the construction of its plant. Although on all issues in which a final determination was rendered, RPC was found to have satisfied all such requirements which the courts and administrative agencies determined must be complied with, there is no assurance that the undecided issues would have been resolved in RPC's favor, or that the decisions would not have been overturned on further appeal, if RPC had attempted to continue the project.


ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's executive offices have been located at Suite 507, Newhouse Office Building, #10 Exchange Place, Salt Lake City, Utah for the past fifteen years. The offices occupy approximately 908 square feet, of which 608 square feet are shared with Garbalizer Corporation of America and Garbalizer Machinery Corp. and the remainder of which are shared with the Company's subsidiaries. The premises are being leased from SCM Land Company, an unrelated third party, on a monthly basis. The Company's share of the rent is determined by mutual agreement of the Company and GMC based upon management's estimation of the relative activities of the entities. This is not an arm's length negotiation. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease. During the year ended June 30, 1998, the Company and UTTI paid $27,636 in rent.


ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No shareholder meetings were held during the fourth quarter of the year ended June 30, 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Company's common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol 3GARB. On October 5, 1998, there were approximately 568 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners. During the years ended June 30, 1998, 1997 and 1996, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated as reported by Wilson-Davis, Inc., a market-maker in the Company's stock.

            Period
         (Fiscal Year)                        High             Low

         1996

         1st Quarter                          .6563            .4375
         2nd Quarter                          .625             .3125
         3rd Quarter                          .375             .2188
         4th Quarter                          .50              .1563

         1997

         1st Quarter                          .25              .1875
         2nd Quarter                          .25              .1875
         3rd Quarter                          .31              .25
         4th Quarter                          .4375            .1875

         1998

         1st Quarter                          .2188            .1875
         2nd Quarter                          .2188            .0938
         3rd Quarter                          .14              .10
         4th Quarter                          .52              .11

         The foregoing over-the-counter quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Dividends

         No cash dividends have been paid by the Company in the past and dividends are not contemplated in the foreseeable future. Dividends will be dependent directly upon the earnings of the Company, financial needs, and other similar unpredictable factors. For the foreseeable future, it is anticipated that any earnings that may be generated from the operations of the Company will be used to finance the operations of the Company and dividends will not be declared for shareholders. The Company is not subject to any contractual restrictions on the payment of dividends.

Recent Sales of Unregistered Securities

         During the fourth quarter of the year ended June 30, 1998, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company is considered to still be in the development stage. Therefore management cannot say with certainty when significant revenues will be received from the Company's primary business.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 1998 contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern... The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Management is pursuing various avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. GMC is pursuing sales of its shredders which, if successful, would allow GMC to repay amounts it owes to the Company. The Company is also attempting to interest purchasers of GMC shredders in establishing used tire joint ventures. The Company continues to pursue the licensing or leasing of the Disintegrator. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. The Company is also pursuing debt or equity financing, but management does not believe that substantial financing can be obtained prior to obtaining firm commitments on any revenue generating transactions. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to John Brewer or other shareholders of the Company.

         The start-up costs for UTTI were financed with a loan in the principal amount of $165,000 from the minority shareholder of UTTI, who is also an officer and director of UTTI. Operating expenses for the Company have been paid in part from short term unsecured notes from shareholders. As a result, at June 30, 1998 the Company had a deficit in working capital (current liabilities in excess of current assets) of $652,937. The working capital deficit at June 30, 1997 had been $447,098. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses which the Company was unable to pay in cash. Working capital at June 30, 1998 includes accounts receivable from GMC in the amount of $195,474 (increased from $186,044 at June 30, 1997).

         Other than its short term office lease and loans payable to affiliates, the Company excluding UTTI is not subject to any material commitments or capital expenditures. UTTI is obligated to its minority owner in the principal amount of $165,000. Such loan is now due on demand. The Company also made advances to UTTI to pay its operating expenses during its start-up phase.

         During the year ended June 30, 1998, the Company recorded $4,625 from the sale of tires from inventory by UTTI compared to tire sales of $9,685 in fiscal 1997 and $24,030 in fiscal 1996. In fiscal 1997, the Company also recorded $30,519 of revenue representing forfeiture of a non-refundable earnest money upon termination of the ART agreement. The funds that the Company received from Giant towards its option during the fiscal year was treated as deferred revenue. Since sale of tires or forfeiture of earnest moneys are not considered to be the Company's principal business, the Company is still considered to be in the development stage.

         The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 1998 of $163,251 compared to losses of $140,810 and $98,517 for the years ended June 30, 1997 and 1996, respectively. Total expenses for 1998 were $172,876 compared to $181,104 in 1997 and $122,547 in 1996. Salaries and wages were $77,934 for 1998 compared to $93,815 for 1997 and $48,000 for 1996. Rental expenses were $27,636 in 1998, $22,308 in 1997 and $16,368 in 1996, due to UTTI's facility and increased use of the offices shared with GMC. UTTI incurred $13,460 of direct costs of sales in 1998, $7,496 in 1997 and $15,661 in 1996. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

         Net loss for the year ended June 30, 1998 was $217,439 compared to $177,298 in 1997 and $124,871 in 1996. The 1998 net loss includes a $30,233 charge for the write down of shredder blades and gears held in inventory. On a per share basis, the net loss for the year ended June 30, 1998 was ($.01) compared to ($.01) in 1997 and 1996. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of a crumb rubber plant, the lease or license of the Disintegrator, or other operations. There is no assurance that the Company will ever be profitable.

         UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

         During the year ended June 30, 1998, the Company had a net decrease in cash of $2,119. The non-refundable option payment from Giant, increases in accounts payable and accrued salaries and reduction in tire inventory were the primary sources of cash for operations for the year. Such financing sources may not be available on an ongoing basis if the Company does not begin to generate revenue.

ITEM 7.  FINANCIAL STATEMENTS

            [The remainder of this page was intentionally left blank]

ITEM 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

         Not applicable except as previously reported.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                          Page

Report of Independent Certified Public Accountants                         16

Financial Statements:

         Consolidated Balance Sheets June 30, 1998
           and 1997                                                        17

         Consolidated Statements of Operations for the Years Ended June
           30, 1998,  1997 and 1996 and for the Period From January 14,
           1981 (Date of Inception of the Development Stage) to
           June 30, 1998                                                   19

         Consolidated Statements of Stockholders' Deficit
           for the Period From Inception of the Development
           Stage (January 14, 1981) Through June 30, 1998                  20

         Consolidated Statements of Cash Flows for the Years Ended June
           30, 1998,  1997 and 1996 and for the Period From January 14,
           1981 (Date of Inception of the Development Stage) to
           June 30, 1998                                                   21

         Notes to Consolidated Financial Statements                        22

     HANSEN, BARNETT & MAXWELL
     A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                                  (801) 532-2200
   Member of AICPA Division of Firms                          Fax (801) 532-7944
           Member of SECPS                          345 East Broadway, Suite 200
Member of Summit International Associates        Salt Lake City, Utah 84111-2693




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Garb Oil and Power Corporation

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1998, and for the period from January 14, 1981 (date of inception of the development stage) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Garb Oil & Power Corporation and Subsidiaries for the year ended June 30, 1993 and for the four years in the period ended June 30, 1993 were audited by other auditors whose report dated September 28, 1993, did not express an opinion on the financial statements for June 30, 1993 and included an explanatory paragraph that described the uncertainty regarding the basis of presentation discussed in Note 1 to the consolidated financial statements. Our opinion, insofar as it relates to the amounts for those years, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ending June 30, 1998 and cumulative for the period from January 14, 1981 through June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electricity by burning used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 8, 1998



                                   GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS
                                              JUNE 30, 1998 AND 1997


                                                                                                    1998              1997
                                                                                         ---------------   ---------------
                                                          ASSETS
Current Assets
      Cash                                                                               $         5,954   $         8,073
      Accounts receivable - related party                                                        195,474           186,044
      Inventory                                                                                   30,232            73,925
                                                                                         ---------------   ---------------
           Total Current Assets                                                                  231,660           268,042

Property and Equipment
      Trucks                                                                                          -             16,052
      Office equipment                                                                             8,115             8,115
      Tools and equipment                                                                         30,099            30,099
      Building improvements                                                                        4,747             4,747
                                                                                         ---------------   ---------------
           Total Property and Equipment                                                           42,961            59,013
      Less:  Accumulated depreciation                                                            (25,837)          (31,221)
                                                                                         ---------------   ---------------
           Net Property and Equipment                                                             17,124            27,792

Other Assets
      Deposits                                                                                     1,000             1,000
      Patents - net of accumulated amortization at June 30,
        1998 and 1997 of $12,728 and $11,796, respectively                                         3,090             4,022
                                                                                         ---------------   ---------------
           Total Other Assets                                                                      4,090             5,022
                                                                                         ---------------   ---------------

Total Assets                                                                             $       252,874   $       300,856
                                                                                         ===============   ===============

                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                                                   $        92,919   $        72,583
      Deferred revenue                                                                           150,000            53,000
      Accrued payroll                                                                            312,000           264,000
      Accrued interest                                                                            81,450            61,650
      Accrued expenses                                                                             1,321                -
      Notes payable - related parties                                                            246,907           263,907
                                                                                         ---------------   ---------------
           Total Current Liabilities                                                             884,597           715,140

Stockholders' Deficit
      Common stock -  20,000,000  shares  authorized;  no par value;  17,028,299 shares issued at June 30,
        1998 and 1997                                                                          2,744,068         2,744,068
      Accumulated deficit - prior to development stage                                           (27,178)          (27,178)
      Deficit accumulated during the development stage                                        (3,348,613)       (3,131,174)
                                                                                         ---------------   ---------------
           Total Stockholders' Deficit                                                          (631,723)         (414,284)
                                                                                         ---------------   ---------------

Total Liabilities and Stockholders' Deficit                                              $       252,874   $       300,856
                                                                                         ===============   ===============



   The accompanying notes are an integral part of these financial statements.



                                       GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996 AND FOR THE
                             PERIOD FROM JANUARY 14, 1981 (INCEPTION OF THE DEVELOPMENT STAGE)
                                                     TO JUNE 30, 1998
                                                                                                                For the
                                                                                                              Period From
                                                                                                           January 14, 1981
                                                                                                           (Inception of the
                                                                                                              Development
                                                                                                               Stage) To
                                                                1998              1997              1996     June 30, 1998
                                                     ---------------   ---------------   ---------------   ---------------

Revenues
    Tire sales                                       $         4,625   $         9,685   $        24,030   $       117,932
    Equipment sales                                               -                 -                 -            595,723
    Other revenues                                             5,000            30,519                -            402,333
                                                     ---------------   ---------------   ---------------   ---------------
          Total Revenues                                       9,625            40,204            24,030         1,115,988

Expenses
    Cost of sales                                             13,460             7,496            15,661            60,020
    Cost of equipment                                             -                 -                 -            473,837
    Bad debt                                                      -                 -                 -            266,750
    Salary and wages                                          77,934            93,815            48,000         1,324,459
    Sales commission                                           2,750             3,000             5,140            27,785
    Office                                                     7,955             7,160             5,920           140,942
    Rent                                                      27,636            22,308            16,368           201,919
    Telephone                                                  3,957             5,161             2,421           100,470
    Professional fees                                         17,313            16,933            10,645           382,967
    Finders' fee                                                  -                 -                 -            145,000
    Insurance                                                  5,052             5,293             3,878            80,804
    Taxes and licenses                                         3,305             5,651               244            98,113
    Travel                                                     3,416             1,750             1,218           211,589
    Promotion and entertainment                                   -                 -                 -             14,053
    Testing                                                       -                 -                 -             27,073
    Advertising                                                  200                -                864           139,414
    Amortization                                                 932               932               932            51,170
    Depreciation                                               7,377             9,157             9,216            49,552
    Consulting fee                                                -                 -                 -             19,737
    Stockholders' meetings                                        -                 -                 -                670
    Parking                                                      990               660                -             10,774
    Subcontractors                                                -                 -                 -             40,138
    Auto expense                                                  -                 -                679             4,417
    Repairs and maintenance                                      116                -                 -              3,982
    Other                                                        483             1,698             1,361            15,065
                                                     ---------------   ---------------   ---------------   ---------------
          Total Expenses                                     172,876           181,014           122,547         3,890,700

Loss From Operations Before Other Income
  (Expense) and Extraordinary Item                          (163,251)         (140,810)          (98,517)       (2,774,712)
                                                     ---------------   ---------------   ---------------   ---------------

Other Income (Expense)
    Write off and abandonment of assets                      (30,233)               -                 -           (431,690)
    Gain on sale of assets                                     4,709                -                655             5,364
    Interest income                                               -                 -                 -            147,810
    Interest expense                                         (28,664)          (36,488)          (27,009)         (184,556)
    Minority interest in losses of subsidiary                     -                 -                 -              5,383
                                                     ---------------   ---------------   ---------------   ---------------
          Total Other Expenses                               (54,188)          (36,488)          (26,354)         (457,689)

Loss From Operations Before Extraordinary
  Item                                                      (217,439)         (177,298)         (124,871)       (3,232,401)

Extraordinary Item - Loss on Extinguishment
  of Debt                                                         -                 -                 -           (116,212)
                                                     ---------------   ---------------   ---------------   ---------------

Net Loss                                             $      (217,439)  $      (177,298)  $      (124,871)  $    (3,348,613)
                                                     ===============   ===============   ===============   ===============

Basic and Diluted Loss Per Share
    Operations                                       $         (0.01)  $         (0.01)  $         (0.01)  $         (0.22)
    Extraordinary item                                            -                 -                 -              (0.01)
                                                     ---------------   ---------------   ---------------   ---------------

Basic and Diluted Net Loss Per Share                 $         (0.01)  $         (0.01)  $         (0.01)  $         (0.23)
                                                     ===============   ===============   ===============   ===============

Weighted Average Number of Shares
  Outstanding                                             17,028,299        16,793,146        16,445,900        14,615,904
                                                     ===============   ===============   ===============   ===============


   The accompanying notes are an integral part of these financial statements.




                                       GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                               (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                         (JANUARY 14, 1981) THROUGH JUNE 30, 1998

                                                                                                     Deficit
                                                                                                   Accumulated     Treasury Stock
                                                                Common Stock                        During the   Number
                                                         Number                    Accumulated      Development   of
                                                       of Shares          Amount      Deficit          Stage     Shares      Amount
                                                      ----------     -----------   ----------   -------------  --------  ----------
Balance, January 14, 1981                             12,833,333     $    61,894   $  (27,178)  $        -        -      $    -
    Stock issued to satisfy current liabilities:
      June 30, 1983-$2.94 per share                       82,000         240,889         -               -        -           -
    Stock issued to satisfy related party liabilities:
       November 30, 1993 - $.20 per share                 64,310          12,882         -               -        -           -
       December 1, 1993 - $.14 per share                  87,000          12,200         -               -        -           -
       November 9, 1994 - $.21 per share                  25,000           5,342         -               -        -           -
    Stock issued for services:
       May 11, 1981-$1.60 per share                        5,000           8,000         -               -        -           -
       May 26, 1983-$1.50 per share                       50,000          75,000         -               -        -           -
       August 13, 1992 - $.15 per share                   10,000           1,500         -               -        -           -
       August 16, 1992 - $.15 per share                   15,000           2,250         -               -        -           -
       December 23, 1992 - $.15 per share                  4,000             600         -               -        -           -
       November 9,1994 - $.21 per share                    4,000             855         -               -        -           -
       January 9,1995 - $.21 per share                    76,167          16,276         -               -        -           -
       February 8,1995 - $.21 per share                   10,000           2,137         -               -        -           -
    Stock issued for cash:
       March 17, 1981-$.70 per share                      10,000           7,000         -               -        -           -
       April 22, 1981-$.41 per share                     192,834          80,000         -               -        -           -
       June 25, 1981-$1.31 per share                      27,518          35,945         -               -        -           -
       March 24, 1983-$.75 per share                      14,000          10,500         -               -        -           -
       April 26, 1983-$1.00 per share                     50,000          50,000         -               -        -           -
       June 30, 1983-$3.04 per share                      30,000          91,272         -               -        -           -
       September 10, 1984-$1.00 per share                200,000         200,000         -               -        -           -
       November 4, 1984-$.95 per share                   105,470         100,000         -               -        -           -
       April 25, 1986-$1.27 per share                    770,000         980,000         -               -        -           -
       May 1992 - $0.24 per share                        208,334          50,000         -               -        -           -
       December 23, 1992 - $.15 per share                 50,000           7,500         -               -        -           -
       February 17, 1993 - $.15 per share                100,000          15,000         -               -        -           -
       March 26, 1993 - $.15 per share                   100,000          15,000         -               -        -           -
       May 17, 1993 - $.15 per share                     100,000          15,000         -               -        -           -
       June 14, 1993 - $.25 per share                    100,000          25,000         -               -        -           -
       August 15, 1993 - $.20 per share                  100,000          20,000         -               -        -           -
       October 4, 1993 - $.15 per share                  100,000          15,000         -               -        -           -
       October 14, 1993 - $.07 per share                 150,000          10,000         -               -        -           -
       November 1, 1993 - $.25 per share                  20,000           5,000         -               -        -           -
       December 16, 1993 - $.17 per share                 30,000           5,000         -               -        -           -
       December 28, 1993 - $.15 per share                 50,000           7,500         -               -        -           -
       December 29, 1993 - $.20 per share                100,000          20,000         -               -        -           -
       January 11, 1994 - $.25 per share                  20,000           5,000         -               -        -           -
       February 15, 1995 - $.20 per share                 50,000          10,000         -               -        -           -
       March 22,1995 - $.22 per share                    163,000          36,500         -               -        -           -
       March 30, 1995 - $.20 per share                   100,000          20,000         -               -        -           -
       May 19, 1995 - $.25 per share                      20,000           5,000         -               -        -           -
       June 30, 1995 - $.20 per share                     25,000           5,000         -               -        -           -
    Contributed capital                                     -            356,402         -               -        -           -
    Purchase of treasury stock                              -               -            -               -      10,000     (10,009)
    Retirement of treasury stock                         (10,000)        (10,009)        -               -     (10,000)     10,009
    Net loss from January 14, 1981 through
       June 30, 1995                                        -               -            -         (2,829,005)    -           -
                                                      ----------     -----------   ----------   -------------  --------  ----------


Balance, June 30, 1995                                16,241,966       2,632,435      (27,178)     (2,829,005)    -           -
    Stock issued for services:
       September 26, 1995 - $.13 per share                20,000           2,684         -               -        -           -
    Stock issued for cash:
       July 7, 1995 - $.25 per share                      40,000          10,000         -               -        -           -
       December 11, 1995 - $.10 per share                250,000          25,000         -               -        -           -
       May 3, 1996 - $.12 per share                       50,000           6,000         -               -        -           -
       May 28, 1996 - $.25 per share                      40,000          10,000         -               -        -           -
    Net Loss                                                -               -            -           (124,871)    -           -
                                                      ----------     -----------   ----------   -------------  --------  ----------

Balance, June 30, 1996                                16,641,966       2,686,119      (27,178)     (2,953,876)    -           -
    Stock issued for services:
       May 23, 1997 - $.15 per share                      86,333          12,949         -               -        -           -
    Stock issued for cash:
       January 8, 1997 - $.15 per share                  300,000          45,000         -               -        -           -
    Net Loss                                                -               -            -           (177,298)    -           -
                                                      ----------     -----------   ----------   -------------  --------  ----------

Balance, June 30, 1997                                17,028,299       2,744,068      (27,178)     (3,131,174)    -           -
    Net loss                                                -               -            -           (217,439)    -           -
                                                      ----------     -----------   ----------   -------------  --------  ----------

Balance, June 30, 1998                                17,028,299     $ 2,744,068   $  (27,178)  $  (3,348,613) $  -      $    -
                                                      ==========     ===========   ==========   =============  ========  ==========


   The accompanying notes are an integral part of these financial statements.



                                       GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996 AND FOR THE
                         PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                                     TO JUNE 30, 1998
                                                                                                                For the
                                                                                                              Period From
                                                                                                            January 14, 1981
                                                                                                            (Inception of the
                                                                                                              Development
                                                                                                               Stage) To
                                                                   1998            1997             1996     June 30, 1998
                                                          -------------    ------------    -------------    --------------
Cash Flows From Operating Activities
    Net loss                                              $    (217,439)   $   (177,298)   $    (124,871)   $   (3,348,613)
    Adjustments to reconcile net cash provided
     by (used in) operating activities:
       Depreciation and amortization                              8,309          10,089           10,148           100,722
       Bad debt expense                                               -               -                -           266,750
       Gain on sale of asset                                     (4,709)              -             (655)            5,364
       Write off and abandonment of assets                       30,233               -                -           431,690
       Loss on extinguishment of debt                                -                -                -           116,212
       Stock issued for services and interest                        -           12,949            2,684           122,251
       Changes in assets and liabilities:
          Accrued interest receivable                                -                -                -           (24,250)
          Accounts receivable - related party and
           other receivables                                         -            1,257            3,337          (150,344)
          Contract receivable                                        -                -                -          (242,500)
          Income tax refund receivable                               -                -                -               537
          Inventory                                              13,460           6,880           15,100            62,494
          Prepaid expenses                                           -                -            4,000                -
          Accounts payable                                       20,336          10,157           (3,334)           92,817
          Deferred revenue                                       75,000          22,481           30,519           128,000
          Advances payable - related party                           -                -                -          (120,106)
          Accrued payroll taxes                                   1,321               -           (3,114)            1,321
          Accrued payroll                                        48,000          48,000           36,140           312,001
          Accrued interest payable                               24,800          19,800           19,800           296,209
          Other current liabilities                                  -               65                -           240,954
                                                          -------------    ------------    -------------    --------------

       Net Cash  Used In  Operating Activities                     (689)        (45,620)         (10,246)       (1,719,219)

Cash Flows From Investing Activities
    Construction in progress                                         -                -                -        (2,937,790)
    Net (advances) collections (to)/from related party           (9,430)        (25,607)         (57,224)          (57,130)
    Purchase of treasury stock                                       -                -                -           (10,009)
    Increase (Decrease) of other assets                              -                -            3,694        (1,957,733)
    Purchase of property and equipment                               -           (1,836)               -           (60,412)
    Proceeds from sale of asset                                   8,000               -            1,500             9,500
                                                          -------------    ------------    -------------    --------------

       Net Cash Provided By (Used In) Investing Activities        1,430         (27,443)         (52,030)       (5,013,574)

Cash Flows From Financing Activities
    Net proceeds from (payments on) notes
      payable - related party                                        -           20,000           25,000           298,407
    Proceeds from bank loans                                         -                -                -         4,636,647
    Sale of common stock                                             -           45,000           51,000         1,947,217
    Contributions to capital by parent company                       -                -                -           356,402
    Principal payments on bank loans                                 -                -                -          (500,000)
                                                          -------------    ------------    -------------    --------------

       Net Cash Provided By Financing Activities                     -           65,000           76,000         6,738,693

Net Increase (Decrease) In Cash And Cash Equivalents             (2,119)         (8,063)          13,724             5,880

Net Cash and Cash Equivalents At Beginning of Period              8,073          16,136            2,412                74
                                                          -------------    ------------    -------------    --------------

Net Cash and Cash Equivalents At End of Period            $       5,954    $      8,073    $      16,136    $        5,954
                                                          =============    ============    =============    ==============

Supplemental Disclosures of Cash Flow Information -
    Cash paid during the periods for interest             $       3,864    $     16,688    $       8,618    $       95,092
                                                          =============    ============    =============    ==============

   The accompanying notes are an integral part of these financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   PRINCIPLES

         Organization--Garb Oil & Power Corporation (Garb Oil) is a 56% owned subsidiary of Garbalizer Corporation of America. Garb Oil was dormant at January 13, 1981. From January 14, 1981, Garb Oil has been considered to be in the development stage. Development stage activities have consisted of raising capital, purchasing property and developing technology related to production of electricity by the burning of used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and repair and sale of used truck tires.

         The accompanying financial statements include Garb Oil and its wholly owned subsidiary, Rialto Power Corporation (which has been dissolved by the State of California), and its 55% owned subsidiary, Utah Truck Tire, Inc.; which are collectively referred to as the Company. The following is a summary of the significant accounting policies.

         Basis of Presentation--The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated  financial  statements,  during  the years  ended June 30,
         1998, 1997, and 1996, the Company incurred net losses of $217,439, $177,298, and $124,871, respectively, and as of June 30, 1998, the Company's deficit accumulated during the development stage totaled $3,348,613. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. As described in Note 7 the Company has entered into an option purchase agreement. Management is hopeful that this agreement will generate sufficient cash flows to continue operations of the Company. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations.

         Principles of Consolidation--The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest

         Trade Accounts Receivable--The allowance for doubtful accounts at June 30, 1998 was immaterial.

         Inventory--Inventory is carried at the lower of cost or market, cost being determined on the first-in first-out basis, and consists of tires, blades and miscellaneous parts and supplies.

         Patents--Patents are carried at cost and are being amortized over a 17-year life.

         Property and Equipment-- Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years.

         Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that impairment losses be recorded when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this standard did not have a material impact on the Company's operating results, cash flows or financial position.

         Advertising Costs--The Company expenses all advertising costs as incurred. The Company had advertising expense of $200, $ 0, and $864 for the years ending June 30, 1998, 1997 and 1996, respectively.

         Income Taxes--The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

         Loss Per Share -- In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because there are no potentially issuable common shares. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

         Financial Instruments--Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, receivables, other assets, trade accounts payable, deferred revenue and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 1998. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         Reclassification--Certain   previously   reported   amounts  have  been
         reclassified to conform to the June 30, 1998 presentation.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--INVESTMENT IN RIALTO POWER CORPORATION

         The Company entered into a joint venture with DITT, S.A., a French Corporation (DITT), on December 2, 1985, for the purpose of constructing a 35-megawatt electrical generating plant fueled by scrap tires (the project). The Company received 50 percent of the common stock of Rialto Power Corporation (Rialto), a corporation formed for the purpose of the joint venture, in exchange for equipment and other assets. The remaining 50 percent of the common stock of Rialto was issued to DITT in consideration of an arrangement whereby DITT would arrange and guarantee a $4,000,000 line of credit from a bank to Rialto and construct a power plant.

         Rialto had drawn the entire line of credit as of May 1988 at which time the joint venture agreement was terminated. Pursuant to the termination of the agreement, DITT transferred to Garb Oil all of its stock in Rialto making Garb Oil the sole shareholder of Rialto. The line of credit was called by the bank and, under the terms of the line of credit, DITT, as guarantor, paid the bank. As consideration for this payment, Rialto executed a note payable at 10% to DITT collateralized by all of the assets of Rialto. The note was due on December 31, 1988.

         In November 1989, Rialto agreed to convey the collateralized assets to DITT in satisfaction of the note and related interest payable. Such assets represented substantially all costs of the project. The carrying value of the related assets and liabilities at the date of the conveyance were as follows:

                  Land                                       $       1,384,126
                  Construction in progress                           2,937,790
                  Other assets                                         140,633
                                                             -----------------

                  Total assets conveyed                              4,462,549
                  Less note and related interest payable             4,346,337

                  Loss recognized on extinguishment of debt  $         116,212
                                                             =================

         Due to the ongoing legal actions regarding certain permits issued with respect to the Rialto project and the adverse effect of related delays, the Company could not proceed with any further construction or development of the project. As discussed in Note 1, the State of California dissolved Rialto Power Company. The Company may pursue the construction of other waste-to-energy projects in areas believed to have more favorable regulatory environments. The Company does not have any firm agreements for the construction of such additional plants.

NOTE 3--UTAH TRUCK TIRE, INC.

         Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994 the Company was issued 55 percent (55 shares) of the outstanding shares of Utah Truck Tire Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45 percent (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000 (see
         Note 5). Utah Truck Tire, Inc. is primarily in the business of selling retread diesel truck tires.

NOTE 4--CONTRACT RECEIVABLE

         In August 1988, the Company sold to an unrelated corporation a plant and technology related to the extraction of oil by-products, steel, and resulting gases from scrap tires in exchange for a contract receivable in the amount of $242,500. The contract bore interest at 8% and, as extended on September 1, 1991, was due in full on March 1, 1992. As no payments were received by the Company since the contract was entered into in August 1988, the contract receivable and related accrued interest receivable of $24,250 were written off as uncollectible during the year ended June 30, 1992. The Company is attempting to locate other parties who may be interested in purchasing the plant and related technology. No value was assigned to such plant and related technology as of June 30, 1998 and 1997 due to the uncertainty of the realization of any significant value.

NOTE 5--RELATED PARTY TRANSACTIONS

         During the years ended June 30, 1998, 1997 and 1996, the Company made non-interest bearing advances to Garbalizer Machinery Corporation (GMC) in the amounts of $27,521, $34,771 and $99,247, respectively. Payments on these advances totaled $14,091, $9,164 and $42,024 for the years ended June 30, 1998, 1997 and 1996. These advances are due on demand and deemed collectable. GMC is a related sister corporation of the Company and has common shareholders.

         Prior to July 1, 1992, the Company borrowed $31,907 from an officer under a note payable for various purchases on behalf of the Company. The Company pays all interest charges (currently at approximately 9%), relating to these purchases but, as of June 30, 1998, no principal payments have been made.

         During the year ended June 30, 1997, the Company borrowed $20,000 from shareholders under short-term, non-interest bearing notes payable due on demand. As of June 30, 1998, $10,000 has been converted to a payment on an option agreement. (See Note 7.)

         During the year ended June 30, 1996, the Company borrowed $35,000 from shareholders under short-term, non-interest bearing notes payable due on demand. As of June 30, 1998, no payments have been made.

         During the year ended June 30, 1995, the Company borrowed $22,000 from shareholders under short term non-interest bearing notes payable due on demand. $10,000 of these notes were paid in cash and the remaining $12,000 was converted in 1998 to a payment on an option agreement. (See
         Note 8.)

         During the year ended June 30, 1995 and 1994, the Company borrowed $15,000 and $150,000, respectively, from an officer under a 12% note, due on demand, unsecured. No amounts had been paid as of June 30, 1997. Also, during the year ended June 30, 1994, the Company borrowed $12,000 from an officer on a 90-day note which was subsequently paid by GMC as partial payment on their advances.

NOTE 6--INCOME TAXES

         The Company did not have a current or deferred provision for income taxes for the years ended June 30, 1998, 1997 and 1996. The following presents the components of the deferred tax asset for the Company:

                                                               June 30,
                                                           1998           1997
                                                  -------------  -------------
          Benefit of operating loss carryforwards $     943,652  $     709,962
          Accrued salaries                               74,880         43,200
          Accrued interest                               33,716         18,495
          Depreciation                                    2,023          1,958
                                                  -------------  -------------

          Total deferred tax assets                   1,054,271        773,615
          Less:  Valuation Allowance                 (1,054,271)      (773,615)
                                                  -------------  -------------

          Net Deferred Tax Asset                  $        -     $        -
                                                  =============  =============

         The valuation allowance has increased $280,656 and $79,220 for the years ended June 30, 1998 and 1997, respectively. The Company and its subsidiaries have net operating loss carryforwards of $2,760,807 that expire, if unused, in years 1998 through 2012.

         The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended:

                                                                       June 30,
                                                             1998        1997       1996
                                                       ----------   ---------  ---------
         Income tax benefit at statutory rate (34%)    $  (73,929)  $ (60,281) $ (42,456)
         Current operating loss not recognized                 -       37,094     44,283
         Change in deferred tax asset valuation           280,656      23,187     (1,827)
         State tax net of federal benefit                  (7,175)         -          -
         Non-deductible expense                               (34)         -          -
         Effect on change of tax rates                   (199,518)         -          -
                                                       ----------   ---------  --------

                  Provision for Income Taxes           $       -    $      -   $      -
                                                       ==========   =========  ========

NOTE 7--COMMITMENTS

         On April 28, 1997, the Company granted Giant Tire Recyclers, Inc. (Giant) a Nevada corporation, an option to acquire a license to use the Company's OTR disintegrator system. The price of the option was set at $150,000 payable as follows: 1) an initial payment of $15,000, and 2) the remaining $135,000 is due within ten months of the execution of the agreement. The Company has received $150,000 and $53,000 as of June 30, 1998 and 1997, respectively. Giant may exercise the option at any time.

         The option will expire February 1999. The above contract gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Disintegrator System in the states of Arizona, New Mexico and Nevada for a license fee of $950,000, less option payments prior co to the time of exercise.

         On May 23, 1996, the Company entered into two agreements with Alberta Recovery Technologies Ltd. (the customer) whereby the Company agrees to manufacture and install equipment that will 1) be utilized in processing scrap tires into crumb rubber and 2) prepare reusable casings for recapping or reuse of off the road tires. In exchange, the customer agreed to pay the Company a total of $3,045,000 payable as follows: 1) An initial non-refundable earnest payment of $30,450 ($30,519 was paid as of June 30, 1996 and was included as deferred revenue at June 30, 1996), 2)Within ninety days of the execution of the agreement an additional $960,900 payment is due; which has yet to be received by the Company and 3) Within 30 to 60 days following the second payment an irrevocable letter of credit totaling $2,053,650 will be established by the customer. This agreement was terminated in 1997 for failure to meet the provisions of the agreement between the Company and Alberta Recovery Technologies, Ltd., the $30,519 non-refundable down payment classified as deferred revenue at June 30, 1996 was transferred to other revenue during the period ended June 30, 1997.

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually.

NOTE 8--SALE OF THE TIRE SHREDDERS

         In August 1990, the Company sold to an unrelated company a stationary tire shredder and related motor for cash of $265,402. The cost of the items sold was $160,000.

         In August 1991, the Company sold to an unrelated company a mobile tire shredder, related motor, and spare blades for cash of $330,321. The cost of the items sold was $185,191.

NOTE 9--OPERATING LEASES

         The Company shares office space with Garbalizer Machinery Corporation under a lease agreement on a month to month basis. The Company also leases facilities on a month to month basis. Rental expense relating to these operating leases was $27,636, $22,308 and $16,368 for the years ended June 30, 1998, 1997, and 1996, respectively.

NOTE 10--SUPPLEMENTAL CASH FLOWS

         During the year ended June 30, 1998, the holders of a $22,000 note payable applied the balance as a payment on an option agreement it purchased from the Company in 1997. (See Note 7).

         During the year ended June 30, 1997 the Company issued 86,333 shares of common stock valued at $12,949 for services rendered.

         During the year ended June 30, 1996 the Company issued 20,000 shares of common stock valued at $2,684 to satisfy related party interest.

         During the year ended June 30, 1995, the Company issued 25,000 shares of common stock valued at $5,342 to satisfy related party liabilities. Also, during the year ended June 30, 1995, the Company issued 90,167 shares of common stock valued at $19,268 for services rendered.

NOTE 11-CONTINGENCIES

         During fiscal 1998, the Company was threatened with potential litigation by Giant Tire in regards to the option agreement it received from the Company. Giant has asserted that it is entitled to additional time to exercise the option and that the option covers a larger territory than stated in the option agreement. The Company disputes Giant's assertions. As of September 8, 1998 no formal legal action had been taken by Giant.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The term of office of each director is one (1) year or until his successor is elected at the Company's annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing or compensation committee.

         The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

         Name                             Age           Position

         John C. Brewer                   76            President, Chairman of
                                                        the Board of Directors
                                                        and Director

         Bill Vee Anderson                47            Vice-President, Director

         Charles Laver                    75            Secretary and Director


         John C. Brewer has been the President and a director of the Company since January, 1981, and from 1972 until January, 1981, was President and a director of the Company's predecessor Garb-Oil Corporation. Mr. Brewer also serves as president, chairman of the board of directors and a director of Garbalizer Corporation of America, the majority shareholder of the Company and Garbalizer Machinery Corporation, a public non-reporting company, from which the Company intends to purchase equipment. Mr. Brewer will continue to devote approximately 40 hours per week to the Company as well as additional time to his other business interests.

         Bill Vee Anderson has been Vice President and a director of the Company since September 1993, but has been employed by the Company as a design engineer since February 1990. Prior to joining the Company, Mr. Anderson spent five years as a design engineer at Sperry Univac. Prior to that, he was a design engineer with Bell Telephone Laboratories. Mr. Anderson declared personal bankruptcy in July, 1992 and agreed to a payment plan whereby his creditors have been or will be paid the full amount of his indebtedness.

         Charles Laver has been the Secretary and a director of the Company since January, 1981, and from 1972 until January, 1981, was secretary and a director of Garb-Oil Corporation. Mr. Laver's principal occupation for the last 30 years has been a self-employed certified public accountant. Mr. Laver will devote such time as may be necessary from time to time as an officer and a director of the Company including but not limited to regular (semi-monthly) and special meetings of the board of directors.

Compliance With Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 1998. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE


                                                        Annual Compensation
Name and Principal Position       Fiscal Year                Salary ($)
---------------------------       -----------                ----------

John C. Brewer                       1998                     $48,000
President and CEO                    1997                      48,000
                                     1996                      48,000


         No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 1998 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

         During the current fiscal year, the Company is paying and it is anticipated that the Company will continue to pay a salary to Mr. Brewer of $48,000 per annum for 40 hours per week of Mr. Brewer's time. The Company has an employment agreement with Mr. Brewer. All or substantially all of such compensation is currently being accrued rather than paid in cash.

         Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

         The Company issued options during the fiscal year, and none were outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of October 5, 1998 (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address                             Amount           Percent of Class

Garbalizer Corporation                     9,500,000               55.8%
of America (Note 1)
Newhouse Office Building
Suite 507
Salt Lake City, Utah

A/S Parkveien 55                           1,200,000                7.0%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

John C. Brewer (Note 3)                    9,500,000               55.8%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Charles Laver (See Note 4)                 9,520,746               55.9%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Bill Anderson                                  6,000                  *
Newhouse Office Building, Suite 507
Salt Lake City, Utah

All directors and                          9,537,121               55.9%
officers as a group
(3 individuals)

* less than 1%

         (1) John C. Brewer beneficially owns 83.7% of the outstanding common stock of Garbalizer Corporation of America ("GCA").

         (2) In September, 1988 A/S Parkveien 55 filed a Schedule 13D stating its beneficial ownership of 1,800,000 shares owned of record and beneficially by it. The Schedule 13D also indicates that an additional 478,000 shares (3.3% of the class) were beneficially owned by two Norwegian corporations having common control or ownership with A/S Parkveien 55. During a prior fiscal year, 1,500,000 shares held of record by A/S Parkveien 55 at the time of the Schedule 13D filing have been transferred of record to Christiana Bank, Oslo, Norway and neither A/S Parkveien 55 nor the other corporations listed on the Schedule 13D currently own shares of record. A/S Parkveien 55 did not inform the Company of a change in beneficial ownership as result of such change in record ownership and the table therefore reflects beneficial ownership stated in the Schedule 13D as adjusted for subsequent sales by Christiana Bank.

         (3) Consists of 9,500,000 shares held by GCA and its subsidiary in which Mr. Brewer may be deemed to share beneficial ownership due to his position as a director and principal shareholder of GCA.

         (4) Consists of 9,500,000 shares held by GCA and its subsidiary in which Mr. Laver may be deemed to share beneficial ownership due to his position as a director of GCA and 20,746 shares owned of record by Mr. Laver.

         The Company is unaware of any arrangements which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company advanced $27,521, $34,771 and $99,247 to GMC during the years ended June 30, 1998, 1997 and 1996, respectively and had advanced additional amounts in prior years. The advances were unsecured and do not bear interest. GMC repaid $14,091 during fiscal 1998, $9,164 during fiscal 1997 and $42,024 during fiscal 1996 leaving a balance at June 30, 1998 of $195,474.

         During fiscal 1997, the Company borrowed $20,000 from shareholders under non-interest bearing demand notes. During fiscal 1996 and 1995, the Company had borrowed $35,000 and $22,000 from shareholders on similar terms. One of the shareholders, who is not an affiliate of the Company, applied $22,000 of the amounts owed to him to Giant's option payment and $10,000 has been repaid in cash.

         During fiscal 1994, UTTI borrowed $150,000 from its minority shareholder, who is also an officer and director of UTTI and a shareholder of the Company. During fiscal 1995, an additional $15,000 was borrowed. The note is due on demand, bears interest at 12% per annum and is secured by substantially all of UTTI's assets.

         During the year ended June 30, 1993 the Company borrowed a total of $29,500 from four shareholders, including the Company's president. Such loans were non-interest bearing and unsecured. During fiscal 1994 and 1995, the Company converted $22,500 of such notes into stock and repaid $7,000 of the notes in cash.

         The Company's president is entitled to annual salary of $48,000. During 1993 through 1998 substantially all of such salary was accrued rather than paid in cash. Such accrued wages are unsecured and do not bear interest. As of June 30, 1998, the balance of accrued salary to the president was $312,000. This is in addition to the $31,907 owed to the Company's president for advances to the Company.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     a. The following financial statements and schedules are filed herewith.


                          Garb Oil & Power Corporation


         Consolidated Balance Sheets - June 30, 1998 and 1997.

         Consolidated Statements of Operations - For the Years Ended June 30, 1998, 1997, 1996 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 1998

         Consolidated Statements of Stockholders' Equity - For the Period from Inception of the Development Stage (January 14, 1981) through June 30, 1998

         Consolidated Statements of Cash Flows For the Years Ended June 30, 1998, 1997, 1996 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 1998

     b. During the fourth quarter of the year reported upon the Company filed a Form 8-K dated May 11, 1998 reporting, under Item 5, the Project Development and Construction Agreement with Trenergy, Inc. No financial statements were required to be filed with such form.

     c. The following exhibits are filed herewith or incorporated herein by reference. The SEC No. refers to the Exhibit Table in Item 601 of Regulation S-B.


Section No.         Exhibit No.         Description                          Location
        3                  3.1          Articles of Incorporation            Exhibit 3.1 of Registration
                                        (as amended)                         Statement on Form 10
                                                                             File No. 0-14859

        3                  3.2          By-Laws                              Exhibit 3.2 of Registration
                                                                             Statement on Form 10
                                                                             File No. 0-14859

        10                10.1          Employment Agreement                 Exhibit 10.5 of Registration
                                        with John Brewer                     Statement on Form 10
                                                                             File No. 0-14859

        10                10.2          Amended Construction                 Exhibit 10.2 of Form 10-KSB
                                        Project Agreement (ART)              for June 30, 1996

        10                10.3          Amended OTR Project                  Exhibit 10.2 of Form 10-KSB
                                        Agreement (ART)                      for June 30, 1996

        10                10.4          Agreement with Giant Tire            Exhibit 10.4 of Form 10-KSB
                                        Recyclers, Inc.                      for June 30, 1997

        10                10.5          Project Development and              Exhibit 10.1 of Form 8-K
                                        Construction Agreement               dated May 11, 1998
                                        with Trenergy, Inc.

        21                21.1          List of Subsidiaries                 Exhibit 21.1 of Form 10-KSB
                                                                             for June 30, 1995

        27                27            Financial Data Schedule              Filed herewithin


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GARB OIL & POWER CORPORATION


                                           By: /s/ John C. Brewer
                                              ---------------------------
                                              John C. Brewer, President

DATED this 12 day of October, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1.  By its principal executive officer.


                     Date:    October 12, 1998       /s/ John C. Brewer
                                                     --------------------------
                                                     John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


                     Date:    October 12, 1998       /s/ Charles Laver
                                                     --------------------------
                                                     Charles Laver, Treasurer

         3.   And by a majority of its Board of Directors.


                     Date:    October 12, 1998       /s/ John Brewer
                                                     --------------------------
                                                     John Brewer, Director


                     Date:    October 12, 1998       /s/ Charles Laver
                                                     --------------------------
                                                     Charles Laver, Director


                     Date:    October 12, 1998       /s/ Bill Vee Anderson
                                                     --------------------------
                                                     Bill Vee Anderson, Director