Form 10QSB
period 1998-09-30
GARB OIL & POWER CORP
filed 1998-11-12
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM N/A TO

                        COMMISSION FILE NUMBER: 0-14859




                          GARB-OIL & POWER CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                    UTAH                                   87-0296694
                    ----                                   ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                          10 EXCHANGE PLACE, SUITE #507
                           SALT LAKE CITY, UTAH 84111
                           --------------------------
                    (Address of Principal executive offices)

                                 (801) 322-5410
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

         The number of shares outstanding at September 30, 1998:  17,028,299

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

         A. Results of Operations

         The Company received revenue of $(none) in the three months ended September 30, 1998. General and Administrative expenses were ($29,624) in the current year's first quarter compared to ($47,597) in the prior year period. After inclusion of interest expense in the current year three month period of $4,950, the Company incurred a net loss of ($34,574) compared to a net loss of ($57,547) after interest expense of $9,950 for the prior year period.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 1998, contains the following statement: As stated in the auditors opinion to the financial statements. The Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 in the June 30, 10-KSB. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Garb Oil & Power Corporation (the "Company") is in the business of developing processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity, and which will recover oil by-products, commercially marketable char and steel from scrap tires. Through its majority owned subsidiary Utah Truck Tires, Inc. ("UTTI"), the Company is in the business of repairing and reconditioning truck tires for resale. The Company has also designed a system it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. The Company is in the development stage.

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

Crumb Rubber

         On May 23, 1996, the Company entered into two agreements with Alberta Recovery Technologies Ltd. ("ART"). Pursuant to one of the agreements, the Company agrees to supply and install equipment that will process scrap tires in to crumb rubber. The equipment will include equipment made by third parties and the Company's affiliate GMC. Pursuant to the other agreement, the Company will supply a Disintegrator to ART and grant ART the exclusive rights to use the Disintegrator in Canada. In exchange for both of these agreements, ART has agreed to pay the Company a total of $3,045,000 payable as follows: (1) An initial non-refundable earnest payment of $30,450, (2) Within ninety days of the execution of the agreement an additional $960,900 payment is due; which has yet to be received by the Company, and (3) Within 30 to 60 days following the second payment irrevocable letters of credit totaling $2,053,650 will be established by ART. In September 1996, the Company and ART agreed to extend the due date of the second payment until December 1996. The Company will draw on the letters of credit as the equipment is delivered to

ART. The original agreement also states that beginning 36 months after initial startup, ART will pay the Company 10 percent of the gross sales derived form processing and selling off the road tires for a period of seven years. The amended agreement changed the starting date of the royalty to 6 months following the start of operations.

The Company believes that ART is attempting to obtain financing for the Agreements. There is no assurance that ART will obtain financing or complete the Agreements with the Company. Due to the uncertainties involved in this transaction, the Company has not booked any revenue from the Agreements as of June 30, 1996. The Company does not have firm commitments from the suppliers of the equipment other than the Disintegrator which the Company has committed to supply to ART. These agreements can be terminated by either party for failure to meet any material provision of the Agreements.

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

         On May 20, 1994 the company formed UTTI as a majority owned subsidiary to exploit this perceived demand. Although UTTI did demonstrate that there was some demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high casing costs. The Company believes that the repair and resale business should be operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable casings obtained at relatively low or no cost. In 1996, UTTI ceased most active operations other than the sale of repaired tires from inventory.

         The Company is proposing to establish used tire processing and sales joint ventures with operators of tire shredders or OTR Tire Disintegrators. Currently, most tire shredding operations separate usable tire casings from the scrap tires received in bulk. These casings are then sold to agents who in turn sell them to repair or retread dealers such as UTTI. By establishing a joint venture which would operate from the shredder operator's facility, the Company believes it can obtain casings at lower cost, while reducing its overhead and increasing the revenues to the shredder operation. The Company does not yet have any agreements to establish such joint ventures. If such joint ventures are established, it is likely that the first such venture will be operated by UTTI in replacement of the Salt Lake City facility. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit. There are no firm commitments for any such joint venture.

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

Co-generation and Electrical Power Generation

         Since 1982, the company has been actively involved in planning and preparation for plants generating electricity or process steam to be fueled by scrap tires. Such plants may be built by the Company alone or in joint venture with others. During the past fiscal year, the Company has concentrated its efforts on design of the Disintegrator and has held only very preliminary discussions regarding the possibility of construction of such plants.

         The design which the Company developed for these plants calls for scrap tires to be shredded into hand sized pieces. The shredded tires are then burned in a fluidized bed combustor to produce steam, which may be used for the generation of electricity or may be used as process steam in nearby industrial plants.

         As a result of having received permits to construct the Rialto power plant from the California South Coast Air Quality Management District, the Company believes that its plants can comply with any currently applicable pollution requirements. Although environmental permits were issued for the construction of the Rialto project, litigation regarding compliance with California environmental laws delayed completion of the project of years. The Company eventually determined that continuing the litigation until the legal authorization to use the permits which had been issued was finally affirmed by the courts would not be economically feasible, and the project was abandoned. There can be no assurance that plants planned by the Company in the future will not become similarly embroiled in litigation.

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

         At September 30, 1998 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $685,778 and a current ratio (ratio of current assets to current liabilities) of approximately .25. At June 30, 1998, the Company had a deficit in working capital of $652,937 and a current ratio of approximately .26.

         Working capital at September 30, 1998 includes current assets consisting of a receivable from related parties of $195,474. The related party receivable has been outstanding, in varying amounts, since the quarter ended March 31, 1992. At September 30, 1998, the Company had cash on hand of ($2,196).

         Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.

                                    PART II.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EX 27      Financial Data Schedule

         During the quarter reported upon, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GARB OIL & POWER CORPORATION


Date: November 9, 1998          By /s/ John C. Brewer
                                  -------------------------
                                  John C. Brewer, President
                                  Principal Executive Officer


Date: November 6, 1998          By /s/ Charles Laver
                                  -------------------------
                                  Charles Laver, Treasurer
                                  Principal Financial and
                                  Accounting Officer


                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1998 (UNAUDITED) AND JUNE 30, 1998

                                     ASSETS
                                                            Sept 30          June 30
                                                              1998             1998
                                                           (Unaudited)
                                                           -----------     -----------
CURRENT ASSETS:
         Cash in bank                                      $    (2,196)    $     5,954
         Accounts receivable - related party                   195,474         195,474
         Inventory                                              30,232          30,232
                                                           -----------     -----------
                  TOTAL CURRENT ASSETS                         223,510         231,660
                                                           -----------     -----------

PROPERTY AND EQUIPMENT:
         Office Equipment                                        8,115           8,115
         Tools and Equipment                                    30,099          30,099
         Building Improvements                                   4,747           4,747
                                                           -----------     -----------
                  Total Property and Equipment                  42,961          42,961
         LESS: Accumulated Depreciation                        (27,337)        (25,837)
                                                           -----------     -----------
         NET PROPERTY AND EQUIPMENT                             15,624          17,124
                                                           -----------     -----------
OTHER ASSETS:
         Deposits                                                1,000           1,000
         Patents - Net of Accumulated
                  Amortization                                   2,857           3,090
                                                           -----------     -----------
         TOTAL OTHER ASSETS                                      3,857           4,090
                                                           -----------     -----------
         TOTAL ASSETS                                      $   242,991     $   252,874
                                                           -----------     -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
         Accounts payable                                  $   101,981     $    94,240
         Deferred revenue                                      150,000         150,000
         Accrued payroll                                       324,000         312,000
         Accrued Interest                                       86,400          81,450
         Notes payable - related parties                       246,907         246,907
                                                           -----------     -----------
         TOTAL CURRENT LIABILITIES                         $   909,288     $   884,597
                                                           -----------     -----------

STOCKHOLDERS' DEFICIT:
         Common stock - 20,000,000 shares authorized;
            No par value;  17,028,299 shares issued at
            September 30, 1998 and at June 30, 1998          2,744,068       2,744,068
         Accumulated deficit                                   (27,178)        (27,178)
         Deficit accumulated during the
            development stage                               (3,383,187)     (3,348,613)
                                                           -----------     -----------
         TOTAL STOCKHOLDERS' DEFICIT                          (666,297)       (631,723)
                                                           -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   242,991     $   252,874
                                                           -----------     -----------

                 See notes to consolidated financial statements


                                        GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                                (DEVELOPMENT STAGE COMPANIES)
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                                 AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                                       OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998



                                                                      For the Period from
                                                                       Inception of the
                                                                      Development Stage
                                              Three months            (January 14, 1981)
                                             ended Sep. 30,                 Through
                                          1998            1997           Sep. 30,1998
                                          ----            ----           ------------
SALES AND OTHER REVENUES              $      0        $      0            $ 1,115,988

LESS COST OF SALES                           0               0                533,857
                                      --------        --------            -----------

         NET                                -              -                  582,131
                                      --------        --------            -----------

GENERAL AND
  ADMINISTRATIVE EXPENSES               29,624          47,597              3,386,467
                                      --------        --------            -----------

INCOME (LOSS) FROM
  OPERATION                            (29,624)        (47,597)            (2,804,336)
                                      --------        --------            -----------

OTHER INCOME (EXPENSES):

         Write-off and
         abandonment of assets                                               (431,690)
         Gain on sale of assets                                                 5,364
         Interest income                                                      147,810

         Interest expense               (4,950)         (9,950)              (189,506)

         Minority Interest in
         losses of subsidiary                                                   5,383

         Loss on extinguishment
         of debt                                                             (116,212)
                                      --------        --------            -----------

         Total other income (loss)      (4,950)         (9,950)              (578,851)
                                      --------        --------            -----------

NET LOSS                              $(34,574)       $(57,547)           $(3,383,187)
                                      ========        ========            ===========
LOSS PER SHARE                        $  (.002)       $  (.003)           $     (0.20)
                                      ========        ========            ===========

                 See notes to consolidated financial statements


                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
           AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                 OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


                                                                                      For the Period from
                                                                                        Inception of the
                                                                                       Development Stage
                                                              THREE MONTHS ENDED       (January 14, 1981)
                                                                  SEPTEMBER 30               Through
                                                              1998           1997         SEP. 30, 1998
                                                          ---------       --------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                $ (34,574)      $(57,547)       $  (3,383,187)
         Adjustments to reconcile net cash
           provided by (used in) operating
           activities:
                  Depreciation and amortization               1,733          2,233              102,455
                  Bad debt expense                                                              266,750
                  Gain on sale of assets                                                         (5,364)
                  Loss on extinguishment of debt                                                116,212
                  Write-off and abandonment of assets                                           431,690
                  Stock issued for services & interest                                          122,251
           Changes in assets and liabilities:
                  Accrued interest receivable                                                   (24,250)
                  Accounts receivable                          -            (7,924)            (150,344)
                  Contract receivable                                                          (242,500)
                  Income Tax refund                                                                 537
                  Inventory                                                                      62,494
                  Accounts payable                            7,741          2,549              101,879
                  Advances payable                                                             (120,106)
                  Notes payable                                            (17,000)                -
                  Accrued payroll                            12,000         12,000              324,001
                  Accrued interest payable                    4,950          4,950              301,159
                  Other current liabilities                                                     240,954
                  Deferred income                                           52,000              128,000
                                                          ---------       --------        -------------
                    Net Cash used in
                    Operating activities                     (8,150)        (8,739)          (1,727,369)
                                                          ---------       --------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  (No Change)                                  -                             (5,013,574)
                                                          ---------       --------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  (No Change)                                  -                              6,738,673
                                                          ---------       --------        -------------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                 $  (8,150)      $( 8,739)       $      (2,270)
         Net Cash and cash equivalents
           at Beginning of period                             5,954          8,073                   74
                                                          ---------       --------        -------------
NET CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                                $  (2,196)      $   (666)       $      (2,196)
                                                          =========       ========        =============

                 See Notes to Consolidated Financial Statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1998(UNAUDITED) AND JUNE 30, 1998


NOTE 1--CONDENSED FINANCIAL STATEMENTS
           The balance sheet as of SEPTEMBER 30, 1998, and the related statements of operations and cash flows for the three months ended September 30, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998, and for the three months ended September 30, 1998 and 1997, have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998, annual report on Form 10-KSB. The results of operations for the three months ended September 30, 1998 and 1997, are not necessarily indicative of the operating results to be expected for the full year.