Form 10QSB
period 1998-12-31
GARB OIL & POWER CORP
filed 1999-02-10
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO _____

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

YES   X   NO ___

         The number of shares outstanding at December 31, 1998:  17,028,299

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $ -0- in the six months ended December 31, 1998. General and Administrative expenses were $57,566 in the current year's first half compared to $96,750 in the prior year period. After inclusion of interest expense in the current year six month period of $9,900 the Company incurred a net loss of ($67,466) compared to a net loss of ($113,350) after interest expense of $16,600 for the prior year period.

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

         The Company has received United States Patent No. 5,299,748 on the Disintegrator design which expires April 5, 2011 and Patent No. 5,590,838 which expires January 7, 2014. An additional patent improvement has been filed and currently pending.

         The Company announced the availability of the Disintegrator in July, 1992 and has received numerous inquiries from potential buyers or users of the Disintegrator. The Company's original intent was to retain ownership of the Disintegrator, allowing its use by persons who purchase an exclusive territory from the Company and who agree to pay the Company a share of any profits earned.

UTTI Tire Repair and Resale Business

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

         On May 20, 1994 the company formed UTTI as a majority owned subsidiary to exploit this perceived demand. UTTI operated through October 1996 at which time it was discontinued. In managements opinion, UTTI operated long enough to prove that an operation of this type could be viable and profitable.

         The Company is proposing to establish used truck tire processing and sales joint ventures with operators of tire shredders or OTR Tire Disintegrators. Currently, most tire shredding operations separate usable tire casings from the scrap tires received in bulk. These casings are then sold to agents who in turn sell them to repair or retread dealers. By establishing a joint venture which would operate from the shredder operator's facility, the Company believes it can obtain casings at lower or no cost, while reducing its overhead and increasing the revenues to the shredder operation. The Company does not yet have any agreements to establish such joint ventures. If such joint ventures are established, it is likely that the first such venture will be operated using the equipment from the Salt Lake City facility. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit. There are no firm commitments for any such joint ventures at this time.

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

         Used tires sold by truck tire repair facilities must meet minimum standards imposed by the Department of Transportation. Management believes that these tires are in substantial compliance with such requirements. Although repair facilities generally sells its tires on an "as is" basis without warranty, the facility may remain liable under state law for personal injury or property damage resulting from any negligent tire repairs.

         A more complete record of the company's operating history is shown on its 10KSB for fiscal year June 30, 1998.

B. Liquidity, Cash Flow and Capital Resources

         $12,000 of wages payable to the company's President were accrued, rather than paid, during the period.

         At December 31, 1998 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $715,938 and a current ratio (ratio of current assets to current liabilities) of approximately .23. At June 30, 1998, the Company had a deficit in working capital of $652,997 and a current ratio of approximately .26.

         Working capital at December 31, 1998 includes current assets consisting of a receivable from related parties of $180,071. The related party receivable has been outstanding, in varying amounts, since the quarter ended March 31, 1992. At December 31, 1998, the Company had cash on hand of $14.

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

                                                    GARB OIL & POWER CORPORATION


Date: February 10, 1999                           By /s/ John C. Brewer
                                                     ---------------------------
                                                      John C. Brewer, President
                                                     Principal Executive Officer


Date: February 10, 1999                           By /s/ Charles Laver
                                                     ---------------------------
                                                      Charles Laver, Treasurer
                                                       Principal Financial and
                                                     Accounting Officer




                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998

                                                      ASSETS
                                                                         DECEMBER 31               June 30
                                                                            1998                    1998
                                                                        ----------               ---------
                                                                        (Unaudited)
CURRENT ASSETS:
         Cash in bank                                                   $       14                $  5,954
         Accounts receivable - related party                               180,071                 195,474
         Inventory                                                          30,232                  30,232
                                                                        ----------               ---------
         TOTAL CURRENT ASSETS                                              210,317                 231,600
                                                                        ----------               ---------

PROPERTY AND EQUIPMENT
         Office equipment                                                    8,115                   8,115
         Tools and equipment                                                30,099                  30,099
         Building improvements                                               4,747                   4,747
                                                                        ----------               ---------
                  Total properties and equipment                            42,961                  42,961
         LESS: Accumulated Depreciation                                    (28,837)                (25,837)
                                                                        ----------               ---------
         NET PROPERTY AND EQUIPMENT                                         14,124                  17,124
                                                                         ----------               ---------
OTHER ASSETS:
         Deposits                                                                -                   1,000
         Patents - Net of Accumulated Amortization                           2,624                   3,090
                                                                         ----------               ---------
         TOTAL OTHER ASSETS                                                  2,624                   4,090
                                                                         ----------               ---------

         TOTAL ASSETS                                                   $  227,065                $252,874
                                                                        ==========                ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                               $  101,998                $ 92,919
         Deferred Income                                                   150,000                 150,000
         Accrued payroll                                                   336,000                 312,000
         Accrued Interest                                                   91,350                  81,450
         Accrued Expenses                                                                            1,321
         Notes payable - related parties                                   246,907                 246,907
                                                                        ----------               ---------

         TOTAL CURRENT LIABILITIES                                      $  926,255               $ 884,597
                                                                        ----------               ---------

STOCKHOLDERS' EQUITY:
         Common stock - 20,000,000 shares authorized;
            No par value; 17,028,299 shares issued at
            December 31, 1998 and June 30, 1998                          2,744,068               2,744,068
         Accumulated deficit                                               (27,178)                (27,178)
         Deficit accumulated during
            development stage                                           (3,416,080)             (3,348,613)
                                                                        ----------               ---------

         TOTAL STOCKHOLDERS' EQUITY (deficit)                             (699,190)               (631,723)
                                                                        ----------               ---------
         TOTAL LIABILITY AND EQUITY (deficit)                           $ (227,065)              $(252,874)
                                                                        ==========               =========

                       See notes to financial statements




                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
       ND FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
           AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
            (JANUARY 14, 1981) THROUGH DECEMBER 31, 1998 (UNAUDITED)


                                                                                                                 For the Period from

                                                                                Inception of the
                                                                                Development Stage
                                       Three months            Six Months      (January 14, 1981)
                                       ended Dec. 31,         ended Dec. 31,        Through
                                      1998       1997        1998        1997      Dec. 31,1998
                                      ----       ----        ----        ----      ------------
SALES AND OTHER REVENUES                0         0           0            0        $1,115,988

LESS COST OF SALES                                                                     533,857

         NET                            0         0           0            0           582,131
                                     ------     ------     ------       -------      ---------

GENERAL AND
ADMINISTRATIVE EXPENSES              27,942     49,152     57,566        96,750      3,414,409
                                     ------     ------     ------       -------     ----------

INCOME(LOSS)FROM
OPERATION                           (27,942)   (49,152)   (57,566)      (96,750)    (2,832,278)
OTHER INCOME (EXPENSES):

         Write-off and
         abandonment of assets                                                        (431,690)
         Gain on sale of assets                                                          5,364
         Interest income                                                               147,810

         Interest expense            (4,950)    (6,650)    (9,900)      (16,600)      (194,456)

         Minority Interest in
         losses of subsidiary                                                            5,383

         Loss on extinguishment
         of debt                                                                      (116,212)

         Total other income
         (Loss)                      (4,950)    (6,650)    (9,900)      (16,600)      (583,801)
                                     -------    -------    -------      --------      ---------

NET LOSS                            (32,892)   (55,802)   (67,466)     (113,350)   $(3,416,080)
LOSS PER SHARE                       $(.002)    $(.003)    $(.004)       $(.007)        $ (.20)


                       See notes to financial statements




                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
           AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                 OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 1998


                                                                                  For the Period from
                                                                                    Inception of the
                                                                                   Development Stage
                                                             SIX MONTHS ENDED      (January 14, 1981)
                                                                DECEMBER 31              Through
                                                          1998             1997        DEC. 31, 1998
                                                          ----             ----        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                             $(67,466)        $(113,350)      $(3,416,080)
         Adjustments to reconcile net cash
           provided by (used in) operating
           activities:
                  Depreciation and amortization           3,466             4,466           104,188
                  Bad debt expense                                                          266,750
                  Gain on sale of assets                                                     (5,364)
                  Loss on extinguishment of debt                                            116,212
                  Write-off and abandonment of assets                                       431,690
                  Stock issued for services & interest                                      122,251

           Changes in assets and liabilities:
                  Accrued interest receivable                                               (24,250)
                  Accounts receivable                    16,403           (14,613)         (133,941)
                  Contract receivable                                                      (242,500)
                  Income Tax refund                                                             537
                  Inventory                                                                  62,494
                  Accounts payable                        7,758            22,394           101,896
                  Advances payable                                                         (120,106)
                  Deferred income                                          74,500           128,000
                  Accrued payroll                        24,000            24,000           336,001
                  Accrued interest payable                9,900             9,900           306,109
                  Other current liabilities                                                 240,954
                  Notes payable                                           (17,000)                -

                    Net Cash used in
                                                        --------         --------       -----------
                    Operating activities                 (5,939)           (9,701)
                                                        --------         --------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         No Change                                                          7,883        (5,013,574)
                                                        --------         --------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         No Change                                                                        6,738,673

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                               $(5,939)         $( 1,818)              (60)

         Net Cash at Beginning of period                  5,954             8,073                74
                                                        --------         --------       -----------

NET CASH AT END OF PERIOD                               $    14          $  6,255       $        14
                                                        ========         ========       ===========

                 See Notes to Consolidated Financial Statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1998(UNAUDITED) AND JUNE 30, 1998

NOTE 1--CONDENSED FINANCIAL STATEMENTS
         The balance sheet as of DECEMBER 31, 1998, and the related statements of operations and cash flows for the six months ended DECEMBER 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at DECEMBER 31, 1998, and for the six months ended DECEMBER 31, 1998 and 1997, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998, annual report on Form 10-KSB. The results of operations for the six months ended DECEMBER 31, 1998 and 1997, are not necessarily indicative of the operating results to be expected for the full year.