Form 10QSB
period 1999-03-31
GARB OIL & POWER CORP
filed 1999-05-12
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 1999

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

                                    YES X NO

         The number of shares outstanding at March 31, 1999: 17,928,299


                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1999 (UNAUDITED) AND JUNE 30, 1998

                  ASSETS
                                                                                MARCH 31     June 30
                                                                                  1999         1998
                                                                                --------    ---------
                                                                              (Unaudited)
CURRENT ASSETS:
         Cash in bank                                                           $ 31,247     $  5,954
         Accounts receivable - related party                                         -        195,474
         Inventory                                                                60,232       30,232
         Marketable Securities                                                    110,00          -
                                                                                --------    ---------
                  TOTAL CURRENT ASSETS                                           201,479      231,660
                                                                                ---------   ---------

PROPERTY AND EQUIPMENT
         Office equipment                                                          8,115        8,115
         Tools and equipment                                                      30,099       30,099
         Building improvements                                                     4,747        4,747
                                                                                --------    ---------
                  Total properties and equipment                                  42,961       42,961
         LESS: Accumulated Depreciation                                          (30,337)     (25,837)
                                                                                --------    ---------
         NET PROPERTY AND EQUIPMENT                                               12,624       17,124
                                                                                --------    ---------
OTHER ASSETS:
         Deposits                                                                    -          1,000
         Patents - Net of Accumulated Amortization                                 2,391        3,090
                                                                                --------    ---------
         TOTAL OTHER ASSETS                                                        2,391        4,090
                                                                                --------    ---------
         TOTAL ASSETS                                                           $216,494    $ 252,874
                                                                                ========    =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                       $205,645    $  92,919
         Deferred Income                                                         150,000      150,000
         Accrued payroll                                                         348,000      312,000
         Accrued Interest                                                        154,990       81,450
         Accrued Expenses                                                          4,008        1,321
         Notes payable - related parties                                         335,400      246,907
                                                                                --------    ---------

         TOTAL CURRENT LIABILITIES                                            $1,198,043     $884,597
                                                                              ----------     --------

STOCKHOLDERS' EQUITY:
         Common stock - 20,000,000 shares authorized;
            No par value;  17,928,299 shares issued at
            March 31, 1999 and 17,028,299 at June 30, 1998                     2,804,068    2,744,068
         Contribution to Capital                                                 158,973
         Accumulated deficit                                                     (27,178)     (27,178)
         Accumulated deficit-development stage                                (3,917,412)  (3,348,613)
                                                                             -----------    ---------

         TOTAL STOCKHOLDERS' EQUITY (deficit)                                   (981,549)    (631,723)
                                                                             -----------    ---------
                                                                             $   216,494    $ 252,874
                                                                             ===========    =========

                       See notes to financial statements


                                GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                           STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                      AND FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                         AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                            (JANUARY 14, 1981) THROUGH MARCH 31, 1999 (UNAUDITED)



                                                                       For the Period from
                                                                       Inception of the
                                                                       Development Stage
                               Three months            Nine Months     (January 14,1981)
                               ended Mar. 31,         ended Mar. 31,         Through
                              1999       1998        1999       1998      Mar. 31, 1999
                              ----       ----        ----       ----      ------------
SALES AND OTHER REVENUES         0     $4,665           0     $4,665        $1,115,988

LESS COST OF SALES                     13,460                 13,460           533,857
                          --------     ------     -------    -------       -----------

         NET                  None     (8,795)       none      8,795           582,131
                          --------     ------     -------    -------       -----------

GENERAL AND
ADMINISTRATIVE EXPENSES     20,920     38,970      78,486    135,720         3,435,329
                          --------     ------     -------    -------       -----------

INCOME(LOSS)FROM
OPERATION                  (20,920)   (47,765)    (78,486)  (144,515)       (2,853,198)
OTHER INCOME (EXPENSES):
  Loss - excess of
   liabilities over
   assets in
   acquisition (note 1)
   from Garbalizer
   Machinery Corp.        (471,409)         -    (471,409)         -          (471,409)
  Write-off and
   abandonment of assets                                                      (431,690)
  Gain on sale of assets                                                         5,364
  Interest income                                                              147,810

  Interest expense          (9,004)    (6,471)    (18,905)   (23,071)         (203,461)

  Minority Interest in
  losses of subsidiary                                                                                         5,383

  Loss on extinguishment
  of debt                                                   (116,212)

  Total other income
  (Loss)                  (480,413)    (6,471)   (490,314)   (23,071)       (1,064,215)
                          --------     ------     -------    -------       -----------

NET LOSS                  (501,333)   (54,236)   (568,799)  (167,586)      $(3,917,413)
                          ========     ======     =======    =======       ===========
LOSS PER SHARE            $  (.029)    $(.003)    $ (.032)   $ (.010)      $      (.22)
                          ========     ======     =======    =======       ===========

                       See notes to financial statements


                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
           AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                   OF THE DEVELOPMENT STAGE) TO MARCH 31, 1999


                                                                                      For the Period from
                                                                                       Inception of the
                                                                                       Development Stage
                                                               NINE MONTHS ENDED      (January 14, 1981)
                                                                    MARCH 31               Through
                                                              1999          1998         MAR. 31,1999
                                                            --------      -------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                    $(568,799)    (167,586)       $(3,917,413)
      Adjustments to reconcile net cash
        provided by (used in) operating
        activities:
              Depreciation and amortization                    5,199        6,699            105,921
              Bad debt expense                                                               266,750
              Gain on sale of assets                                                          (5,364)
              Loss on extinguishment of debt                                                 116,212
              Write-off and abandonment of assets                                            431,690
              Stock issued for services & interest                                           122,251

        Changes in assets and liabilities:
              Accrued interest receivable                                                    (24,250)
              Accounts receivable                            195,474       (2,335)            45,130
              Contract receivable                                                           (242,500)
              Income Tax refund                                                                  537
              Inventory                                      (30,000)      13,460             32,494
              Marketable Securities                         (110,000)                       (110,000)
              Deposits                                         1,000                           1,000
              Accounts payable                               112,726       20,729            205,543
              Accrued payroll                                 36,000       36,000            348,001
              Accrued interest                                73,540       14,850            369,749
              Advances payable                                                              (120,106)
              Deferred income                                              97,000            128,000
              Accrued payroll taxes                            2,687        1,592              4,008
              Accounts payable - related parties                          (17,000)                 -
              Other current liabilities                            -            -            240,954
                Net Cash used in
                Operating activities                        (282,173)       3,410         (2,001,392)
                                                            --------      -------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      No Change                                                             7,883         (5,013,574)
                                                            --------      -------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank loans                                     -                       4,136,647
      Sale of common stock                                    60,000                       2,007,217
      Contributions to capital                               158,973                         515,375
      Proceeds from notes payable -
        Related party                                         88,493                         386,900
                                                            --------      -------         ----------
              Net cash provided by
                Financing operations                         307,466            -          7,046,139
                                                            --------      -------         ----------


NET INCREASE (DECREASE) IN CASH                             $ 25,293     $ 11,293             31,173

      Net Cash at Beginning of period                          5,954        8,073                 74
                                                            --------      -------         ----------

NET CASH AT END OF PERIOD                                   $ 31,247      $19,366         $   31,247
                                                            ========      =======         ==========

                 See Notes to Consolidated Financial Statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  MARCH 31, 1999 (UNAUDITED) AND JUNE 30, 1999

NOTE 1--CONDENSED FINANCIAL STATEMENTS

     The balance sheet as of March 31, 1999, and the related statements of operations and cash flows for the nine months ended March 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999, and for the nine months ended March 31, 1999 and 1998, have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998, annual report on Form 10-KSB. Also see commentary for acquisition of Shredders Operation. The results of operations for the nine months ended March 31, 1999 and 1998, are not necessarily indicative of the operating results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $ -0- in the nine months ended March 31, 1999. General and Administrative expenses were $78,486 in the current year's nine months compared to $135,720 in the prior year period. Interest expense in the current year nine month period of $18,905 compared to $23,071 in the prior year period. The Company incurred a net loss of ($568,799) compared to a net loss of ($167,586) for the prior year period. The company incurred an extraordinary expense of $471,409 as a result of acquiring the assets and liabilities of it's sister company, Garbalizer Machinery Corporation.

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

         Commercially available tire shredders, including shredders made by the Company, are designed to process standard automobile and truck tires which may include semi-trailer or over-the-road tires. Tires used in a variety of off the road equipment, such as graders, bulldozers, mining equipment, etc. cannot be processed directly by these shredders. Although OTR tires, which may weigh from 400 pounds to 9 tons apiece, are less numerous than standard tires, the Company estimates that over 3,000,000 tons of OTR tires require disposal in the United States each year. Current methods of disposal include landfilling and surface disposal, which are accepted only due to the lack of a viable alternative. Most states have passed laws prohibiting landfilling or storage of whole tires.

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

Shredding Systems

         On March 19, 1999 the Company acquired a patented shredding system from its sister company, Garbalizer Machinery Corporation. This system became available when Garbalizer Machinery Corporation merged with a Canadian Internet Company, changed its name to RecycleNet and ceased its shredder business.

         The system known as the "Garbalizer Shredder" has a successful thirty year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, Garbalizer Machinery acquired fourteen U.S., and six foreign patents all of which have expired except two U.S. and one Canadian patent. U.S. patent number 4350308 expires September 21, 1999 and U.S. patent number 4927088 expires May 22, 2007. Canadian patent number 1137949 expires December 21, 1999.

         The Garbalizer shredder employs a cutting method rather than the impact method embodied in hammer mills and grinders. This cutting method consists of a rotatable shaft or pair of shafts, supported by bearings, upon which are fixed a series of blade holders at 120(0) or 180(0) intervals around the shaft. The blade holders to which blades are attached are positioned along the length of the shaft so that their tips form a helix which tends to position the tires for cutting. Spacers to which no cutting blades are attached are located between each blade holder mounted on the rotatable shaft so that the rotating blades and the spacers form the cutting mechanism of the Shredder when co-acting with stationary blade holders.

         The shredding mechanism for all of the electric-driven models is protected by fluid couplings, torque limiting couplings and overload relays in the electrical control system. If non-shreddable material is encountered within the Shredders, the torque limiting or fluid coupling and relays stop the machines and protect the Shredders from serious damage. The rotatable shaft or shafts are driven by an electric motor or diesel electric through a system of gear reducers. The diesel electric-driven mobile Shredder is protected from non-shreddable items by similar couplings and overload relays that stop the Shredder if it becomes overloaded or jammed. If this happens on any of the Garbalizer shredders, it is simple to reverse the rotor and remove from the Shredder the item or items that jammed or stopped the machine. This and several additional unique and beneficial features of the Garbalizer Shredder reduces the time and effort required for maintenance.

         In operation, material to be shredded is placed on a conveyor and carried to the top of the hopper where it falls by gravity upon the rotating blade or blades or can be fed directly into the cutters by a patented controlled feeding system. The rotating blades position the material and cut it as it is forced between the stationary blades. The shredded material is then transported away from the machine by conveyor to be used as tire derived fuel (TDF), crumb rubber or other processes that use shredded tires.

         Although there are no guarantees that acquisition of the shredder system and related marketable items from Garbalizer Machinery will appreciably help or benefit the Company, management believes that this addition will now allow it to quote complete systems more economically which should help market the processes.

Manufacture

         There are several machine shops locally with the required manufacturing and production capabilities to produce multiple shredders on a timely basis.

         The Garbalizer Shredder takes approximately four to five months to construct. It is manufactured and assembled from stock alloy steel, gear reducers, drive units and motors. Any heavy equipment machine shop with standard machine technology can manufacture the shaft, blade holders, blades, spacers, hopper, structural frame and supports for the Shredder from standard alloy steel stock. The gear reducer, bearings, electric motor and related drive components are standard items available from several suppliers. These components are assembled into major units for shipping to the installation site by truck or railroad flat car. At the site, the major units can be field assembled with local construction or rigging workers who need have no previous experience with the Garbalizer Shredder. Location of the manufacturing facilities in close geographical proximity to the installation sites of potential customers is not considered by management to be a significant factor. Shredders previously sold by Garbalizer Machinery were manufactured by local machinery manufacturers, on a contract basis and historically have all operated very successfully.

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

         At March 31, 1999 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $996,564 and a current ratio (ratio of current assets to current liabilities) of approximately .17 compared to $600,101 for the prior years period and a current ratio of approximately .31.

         Working capital at Mar 31, 1999 includes current assets consisting of a receivable from related parties of $- 0 -. The related party receivable has been outstanding, in varying amounts, since the quarter ended March 31, 1992. At March 31, 1999, the Company had cash on hand of $31,247.

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

                          GARB OIL & POWER CORPORATION


Date: May 11, 1999       By /s/ Johh C. Brewer
                           -----------------------------
                            John C. Brewer, President
                             Principal Executive Officer


Date: May 11, 1999       By /s/ Charles Laver
                           -----------------------------
                            Charles Laver, Treasurer
                             Principal Financial and
                             Accounting Officer