Form 10KSB
period 1999-06-30
GARB OIL & POWER CORP
filed 1999-10-13
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



       [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14859

                          GARB OIL & POWER CORPORATION
               --------------------------------------------------
              (Exact name of small business issuer in its charter)


           Utah                                        87-0296694
-------------------------------                -----------------------------
(State of other jurisdiction of                (I.R.S. Employer Ident. No.)
incorporation or organization)

10 Exchange Place, Suite 507
Salt Lake City, Utah                                                84111
----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)

                                 (801) 322-5410
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


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
                                    YES  X  NO
                                       ----   ----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year: None.

         As of September 27, 1999, the aggregate value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and ask price on such date was $780,162.

         As of September 27, 1999, the Issuer had outstanding 17,943,299 shares of common stock (no par value).

         Transitional Small Business Disclosure Format (check one) Yes X No
                                                                      ---  ---

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes and processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

         The Company received no revenues in the fiscal year ended June 30, 1999 and at the end of the year its current liabilities exceeded its total assets by approximately $877,000. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities did not result in any sales during fiscal 1999, and they may not result in any sales during fiscal 2000. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

OTR Tire Processing System

         The Company has designed a system known as the OTR Tire Disintegrator System which it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. In 1998, the Company substantially completed the engineering and design of the OTR Tire Disintegrator System, but has not yet constructed a commercially operating system. As discussed below, the Company granted an option to a third party to acquire a license to utilize the OTR Tire Disintegrator System in a stated territory. The option holder may not be successful in obtaining financing for the project.

         Commercially available tire shredders, including shredders made by the Company, are designed to process standard automobile and truck tires, which may include semi-trailer or over-the-road tires. Tires used in a variety of off the road equipment, such as graders, bulldozers, mining equipment, etc. cannot be processed directly by these shredders. Although these tires, which may weigh from 400 pounds to 9 tons apiece, are less numerous than standard tires, the Company estimates that over 2,600,000 tons of OTR tires of all sizes require disposal in the United States each year. Current methods of disposal include land filling and surface disposal, which are accepted only due to the lack of a viable alternative. Most states have passed laws prohibiting land filling or storage of whole tires.

         The OTR Tire Disintegrator System uses mechanical means to remove the exterior rubber from OTR tire carcasses without shredding. After removal of non-rubber components, primary shredding and wire separation, the resulting particles are then processed into crumb rubber during secondary processing. The shredded particles could also be used as fuel or safely disposed of in a landfill, although the Company believes that the rubber particles will be of such high quality that landfill disposal or use as fuel will be unnecessary.

         The Company has prepared what it believes to be the final design of the OTR Tire Disintegrator System and has analyzed its expected performance. When the first OTR Tire Disintegrator System is built, it is expected that only slight modifications to the design could be required to maximize performance. It is also possible, although the Company does not anticipate this, that the OTR Tire Disintegrator System will not perform as planned when built.

         The Company has received United States Patent No. 5,299,748 on the OTR Tire Disintegrator System design which expires April 5, 2011 and Patent No. 5,590,838 which expires January 7, 2014. An additional patent improvement has been filed and is currently pending in the United States. The additional patent improvement was granted in Canada on July 6, 1999 as Canadian Patent No. 2,178,326 and will expire March 23, 2015.

         The Company announced the availability of the OTR Tire Disintegrator System in July, 1992. Although the Company has received and continues to receive numerous inquiries from potential buyers or users of the OTR Tire Disintegrator System, it has not built or sold an OTR Tire Disintegrator System. The Company's original intent was to retain ownership of the OTR Tire Disintegrator System, allowing its use by persons who purchase an exclusive territory from the Company and who agree to pay the Company a share of any profits earned. However, the Company has decided to modify its requirements to allow others to purchase and use the technology and machinery on a license and royalty based upon gross sales.

         On April 28, 1997, the Company granted Giant Tire Recyclers, Inc. ("Giant") a Nevada corporation, an option to acquire a license to use the OTR Tire Disintegrator System. The price of the option was $150,000. Giant may exercise the option at any time. In April, 1999 the Company and Giant amended the option to provide that the option will expire if not exercised by April 29, 2000, plus applicable notice and grace periods.

         The option, as amended, gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Tire Disintegrator System system in the states of Arizona, New Mexico and Nevada for a license fee of $1,315,000, less option payments prior to the time of exercise. The license fee includes two OTR Tire Disintegrator System machines and tools and equipment suitable to operate a truck tire repair business. If the option is not exercised, the agreement provides that amounts paid for the option are non-refundable. The Company cannot predict whether Giant will exercise the option. The Company believes Giant may require substantial additional financing in order to exercise the option.

Shredding Systems

         On March 19, 1999 the Company acquired a patented shredding system from its sister company, Garbalizer Machinery Corporation ("GMC"). See "Certain Relationships and Related Transactions". This system became available when GMC merged with a Canadian internet company, changed its name to RecycleNet, Inc. and ceased its shredder business.

         The Company acquired from GMC all of its then existing assets, including the Garbalizer name and logo, patents, machinery designs and contract rights in exchange for assumption of all then existing indebtedness of GMC in the approximate amount of $500,000.

         The system known as the "Garbalizer Shredder" has a thirty year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen U.S., and six foreign patents all of which have expired except one U.S. and one Canadian patent. U.S. patent number 4927088 expires May 22, 2007. Canadian patent number 1137949 expires December 21, 1999.

         The Garbalizer Shredder employs a cutting method rather than the impact method embodied in hammer mills and grinders. This cutting method consists of a rotatable shaft or pair of shafts, supported by bearings, upon which are fixed a series of blade holders at 120(Degree) or 180(Degree) intervals around the shaft. The blade holders to which blades are attached are positioned along the length of the shaft so that their tips form a helix which tends to position the tires for cutting. Spacers to which no cutting blades are attached are located between each blade holder mounted on the rotatable shaft so that the rotating blades and the spacers form the cutting mechanism of the Garbalizer Shredder when co-acting with stationary blade holders.

         The shredding mechanism for all of the electric-driven models is protected by fluid couplings, torque limiting couplings and overload relays in the electrical control system. If non-shreddable material is encountered within the Garbalizer Shredders, the torque limiting or fluid coupling and relays stop the machines and protect the Garbalizer Shredders from serious damage. The rotatable shaft or shafts are driven by an electric motor or diesel electric system through a system of gear reducers. The diesel electric-driven mobile Garbalizer Shredder is protected from non-shreddable items by similar couplings and overload relays that stop the Garbalizer Shredder if it becomes overloaded or jammed. If this happens on any of the Garbalizer Shredders, it is simple to reverse the rotor and remove from the Garbalizer Shredder the item or items that jammed or stopped the machine. This and several additional unique and beneficial features of the Garbalizer Shredder reduces the time and effort required for maintenance.

         In operation, material to be shredded is placed on a conveyor and carried to the top of the hopper where it falls by gravity upon the rotating blade or blades or can be fed directly into the cutters by a patented controlled feeding system. The rotating blades position the material and cut it as it is forced between the stationary blades. The shredded material is then transported away from the machine by conveyor to be used as tire derived fuel (TDF), crumb rubber production or other processes that use shredded tires.

         The Garbalizer Shredders are offered in mobile and stationary models of various capacities.

         The Company believes that acquisition of the Garbalizer Shredder system and related marketable items from GMC will benefit the Company by allowing it to quote complete recycling systems more economically and efficiently.

         There are a number of companies that sell competitive products. The Company believes that the design of the Garbalizer Shredders is equivalent or superior to competitive designs. Some of the competitors are larger and better financed than the Company, and the Company believes certain competitors may have a competitive advantage on the sale of stand-alone shredders with respect to marketing prowess, financing terms, cost and perceived customer support.

         Historically, GMC had determined that it could manufacture the Garbalizer Shredders more economically on a contract basis with local machine shops in lieu of its own manufacturing facilities and personnel. The Company intends to continue this practice.

         There are several machine shops located near the Company's offices with the required manufacturing and production capabilities to produce multiple shredders on a timely basis.

         The Garbalizer Shredder takes approximately four to five months to construct. It is manufactured and assembled from stock alloy steel, gear reducers, drive units and motors. Any heavy equipment machine shop with standard machine technology can manufacture the shaft, blade holders, blades, spacers, hopper, structural frame and supports for the Garbalizer Shredder from standard alloy steel stock. The gear reducer, bearings, electric motor and related drive components are standard items available from several suppliers. The completed components are assembled into major units for shipping to the installation site by truck or railroad flat car. At the site, the major units can be field assembled with local construction or rigging workers who need have no previous experience with the Garbalizer Shredder. Location of the manufacturing facilities in close geographical proximity to the installation sites of potential customers is not considered by management to be a significant factor.

Crumb Rubber Plants

         The Company markets plants and equipment to process scrap passenger car and light truck tires into crumb rubber. The Company is marketing such plants worldwide on a "turn-key" basis. The equipment for such plants will include third party equipment, equipment made to the Company's specifications, shredders and other items provided by the Company. The Company entered into an agreement to sell one such plant in 1996, but the buyer defaulted. As of the date of this report, the Company has not sold any crumb rubber plants.

         If the Company is successful in selling a crumb rubber plant, it will be exposed to the risks of process engineering and equipment manufacturing concerns, including potential contract, warranty and liability claims. The Company has limited experience in engineering for or constructing crumb rubber plants. The Company relies on third parties including engineers and sub-contractors for the supply of a majority of the equipment in the plant and the actual assembly and construction labor.

Trenergy Radioactive Waste Technology

         On May 11, 1998, the Company entered into a Project Development and Construction Agreement with Trenergy Inc. ("Trenergy"). Pursuant to the Trenergy Agreement, the Company has been engaged to provide consulting and analysis regarding the potential commercial application of Trenergy's unproven claimed technology to neutralize and remediate radioactive waste.

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

         The Trenergy Agreement is for a five-year term with renewal provisions and gives the Company the right to build all systems and plants for Trenergy on a cost plus basis which cannot exceed similar costs for similar projects. The Company is designated as Trenergy's exclusive agent to exploit the Trenergy technology outside of the United States with the exception of the Republic of Belarus, Ukraine, Romania, Macedonia, Greece and Hungary. Trenergy and the Company intend to equally share license revenues from potential licenses of the Trenergy technology in the Company's territory; provided that Trenergy may negotiate the Company's compensation for licenses where Trenergy had initial discussions with the licensee. No licenses for the Trenergy technology have been granted as of the date of this report and it is possible such licenses may not be granted in the future.

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations.

         The Company is proposing to establish used tire processing and sales joint ventures with purchasers of tire shredders or OTR Tire Disintegrator Systems, to date the Company does not have any agreements to establish such joint ventures. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit.

         The Company owns 55% of UTTI, which interest it received in exchange for its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $165,000 of seed capital to UTTI and who is an officer and director of UTTI.

Co-generation and Electrical Power Generation

         Since 1982, the Company has been involved in planning and preparation for plants generating electricity or process steam to be fueled by scrap tires. Such plants may be built by the Company alone or in joint venture with others. During the past fiscal year, the Company has concentrated its efforts on other aspects of its business and has held only very preliminary discussions regarding the possibility of construction of such plants. To date the Company has not built a plant.

         The design which the Company developed for these plants calls for scrap tires to be shredded into hand sized pieces. The shredded tires are then burned in a fluidized bed combustor to produce steam, which may be used for the generation of electricity or may be used as process steam in nearby industrial plants.

         The Company received permits to construct the Rialto power plant from the South Coast Air Quality Management District, which determined that the project met all existing applicable pollution requirements. Based on this, the Company believes that a plant could be engineered to meet current pollution requirements. Although environmental permits were issued for the construction of the Rialto project, litigation with private citizens regarding compliance with California environmental laws delayed completion of the projects for years. The Company and it's joint venture partner determined that continuing the litigation until the legal authorization to use the permits which had been issued was finally affirmed by the courts would not be economically feasible, and the project was abandoned. There can be no assurance that plants planned by the Company in the future will not become similarly embroiled in litigation.

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

         During 1981 a demonstration-test facility was built in Mountlake Terrace, Washington. This test facility was used to test various construction materials that would be used in full size commercial plants. The test facility was later moved to Huntington, West Virginia. Although the test facility reduces tires by pyrolysis as designed, there is no guarantee that a full-scale production facility will ever be built or, if built, that it will operate on an economically and technically sound basis. The Company in 1981 licensed the pilot plant, but terminated the license and during Fiscal 1992 the entire receivable plus accrued interest thereon was written off to bad debt expense. The demonstration plant is being stored in Huntington, West Virginia while the Company attempts to find a purchaser for the plant.

         The Company has not commercially exploited the pyrolysis technology to date and does not believe that the pyrolysis technology is financially feasible without heavy subsidies from governmental sources or other entities.

Patents, Trademarks and Proprietary Data

         The Company has received two United States patents on the OTR Tire Disintegrator System design. The patents expire in the year 2011 and 2014. Additional patents are pending in the United States and Canada.

         The Company does not hold patents on the plant and process to be used in connection with its proposed electricity, co-generation plants or nuclear remediation.

         The Company owns the following unexpired patents in connection with the Garb-Oil Pyrolysis Process:

United States Patents:
-------------------------                                              Expires
                                                                       -------
         Pyrolysis Process          Patent No. 4,402,791               09/30/00
         Patent

         A foreign patent has also been granted in Canada.

         In connection with the Garbalizer Shredder design, the Company owns United States patent number 4,927,088 that expires May 22, 2007 and Canadian patent number 1,137,949 that expires December 21, 1999:

         In addition to the above patents, the Company has the following patents which relate to Tar Sand development:

         Hydropulper & Classifier for Tar            Patent No. 3,814,336
         Sand Application

         Improvement Patents for Tar Sands           Patents No. 4,361,476
         Process

         The Company plans to exploit these patents if and when the board of directors of the Company determines that the financing and timing is appropriate. It is not expected that such exploitation will occur in the foreseeable future and accordingly the patents have not been considered important to the Company's immediate future.

Employees

         The Company's president, John C. Brewer, it's Chief Engineer and Secretary each devote 40 hours, or more, per week to the Company's business. All additional work is performed on a contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

         Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

         The Company believes its relationship with its employees to be good. The Company is not a party to any collective bargaining agreement.

Research and Development

         During the fiscal years ended June 30, 1999, 1998, and 1997, the Company has not expended any funds on research and development activities.

Environmental Regulation

         UTTI does not believe that its activities result in any discharge or pollutants in the air, water or soil.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices have been located at Suite 507, Newhouse Office Building, #10 Exchange Place, Salt Lake City, Utah for the past twenty one years. The offices occupy approximately 1400 square feet. The premises are being leased from SCM Land Company, an unrelated third party, on a monthly basis. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease. During the year ended June 30, 1999, the Company and UTTI paid approximately $18,000 in rent.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No shareholder meetings were held during the fourth quarter of the year ended June 30, 1999.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol 3GARB. On September 27, 1999, there were approximately 568 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners. During the years ended June 30, 1999, 1998 and 1997, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated as reported by Wilson-Davis, Inc., a market-maker in the Company's stock.

            Period
         (Fiscal Year)                               High              Low
         -------------                               ----              ---
         1997

         1st Quarter                                 .25               .1875
         2nd Quarter                                 .25               .1875
         3rd Quarter                                 .31               .25
         4th Quarter                                 .4375             .1875

         1998

         1st Quarter                                 .2188             .1875
         2nd Quarter                                 .2188             .0938
         3rd Quarter                                 .14               .10
         4th Quarter                                 .52               .11

         1999

         1st Quarter                                 .18               .17
         2nd Quarter                                 .09               .08
         3rd Quarter                                 .14               .13
         4th Quarter                                 .13               .11

         The foregoing over-the-counter quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Dividends

         No cash dividends have been paid by the Company in the past, and dividends are not contemplated in the foreseeable future. Utah law currently prohibits the payment of dividends since the Company's liabilities exceed its assets. Dividends will be dependent directly upon the earnings of the Company, financial needs, and other similar unpredictable factors. For the foreseeable future, it is anticipated that any earnings that may be generated from the operations of the Company will be used to finance the operations of the Company and dividends will not be declared for shareholders. The Company is not subject to any contractual restrictions on the payment of dividends.

Recent Sales of Unregistered Securities

         During the third quarter of the year ended June 30, 1999, the Company issued 900,000 common shares for total consideration of $60,000. The shares were sold to six current shareholders who represented they were sophisticated investors. No underwriting commissions or similar fees were paid in connection with the sale. The Company believes the sale was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         During the fourth quarter of the year ended June 30, 1998, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company is considered to be in the development stage. Therefore management cannot say with certainty when significant revenues will be received from the Company's business.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 1999 contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         As discussed further in Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. As of June 30, 1999 the Company had 775,000 of these shares remaining with a fair value of $290,625. These shares could be liquidated and utilized for settling various Company obligations. Management is pursuing other avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers of Garbalizer shredders in establishing used tire joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to John Brewer or other shareholders of the Company.

         The start-up costs for UTTI were financed with a loan in the principal amount of $165,000 from the minority shareholder of UTTI, who is also an officer and director of UTTI. Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 1999 the Company had a deficit in working capital (current liabilities in excess of current assets) of $890,470. The working capital deficit at June 30, 1998 was $652,937. The decrease in working capital was caused by the continued accrual of salary, accounts payable for expenses which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

         Other than its short term office lease and loans payable to affiliates, the Company excluding UTTI is not subject to any material commitments or capital expenditures. UTTI is obligated to its minority owner in the principal amount of $165,000. Such loan is now due on demand. The Company also made advances to UTTI to pay its operating expenses during its start-up phase.

         During the year ended June 30, 1999 the Company received proceeds from the sale of RecycleNet common stock. The proceeds include $50,000 of cash for the sale of 166,668 shares and $52,560 for 120,000 shares given to an employee, lawyers and a consultant for various services rendered. During the year ended June 30, 1999, the Company recorded no revenue from the sale of tires from inventory by UTTI compared to tire sales of $4,625 in fiscal 1998 and $9,685 in fiscal 1997. In fiscal 1997, the Company also recorded $30,519 of revenue representing forfeiture of a non-refundable earnest money upon termination of the ART agreement. The funds that the Company received from Giant towards its option during the fiscal year was treated as deferred revenue. Since the sale of tires or forfeiture of earnest moneys are not considered to be the Company's principal business, the Company is still considered to be in the development stage.

         The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 1999 of $194,275 compared to losses of $163,251 and $140,810 for the years ended June 30, 1998 and 1997, respectively. Total expenses for 1999 were $194,275 compared to $172,876 in 1998 and $181,104 in 1997. Salaries and wages were $76,073 for 1999 compared to $77,934 for 1998 and $93,815 for 1997. Rental expenses were $14,716 in 1999, $27,636 in 1998 and $22,308 in 1997. Rental expense decreased in 1999 due to UTTI giving up their lease on its facility in March 1999. Rental expense increased in 1998 as a result of UTTI's facility and increased use of the offices shared with GMC. UTTI incurred $13,460 of direct costs of sales in 1998 and $7,496 in 1997. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

         Net loss for the year ended June 30, 1999 was $123,519 compared to $217,439 in 1998 and $177,298 in 1997. The 1998 net loss includes a $30,233 charge for the write down of shredder blades and gears held in inventory. On a per share basis, the net loss for the year ended June 30, 1999 was ($0.01) compared to ($0.01) in 1998 and 1997. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of a crumb rubber plant, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable.

         UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

         During the year ended June 30, 1999, the Company had a net increase in cash of $7,935. The non-refundable option payment from Giant, increases in accounts payable and accrued salaries, and reduction in tire inventory were the primary sources of cash for operations for the year. The sale of RecycleNet's common shares and the sale of the Company's own common stock were the primary sources of cash from financing and investing activities. Such financing sources may not be available on an ongoing basis if the Company does not begin to generate revenue.

ITEM 7.           FINANCIAL STATEMENTS

            [The remainder of this page was intentionally left blank]

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants                           F-1

Financial Statements:

         Consolidated Balance Sheets June 30, 1999
           and 1998                                                          F-3

         Consolidated Statements of Operations for the Years Ended June
           30, 1999,  1998 and 1997 and for the Period From January 14,
           1981 (Date of Inception of the Development Stage) to
           June 30, 1999                                                     F-4

         Consolidated Statements of Comprehensive Income (Loss) for the
            Years Ended June 30, 1999, 1998 and 1997 and for the Period
            From January 14, 1981 (Date of Inception of the Development
            Stage) to June 30, 1999                                          F-5

         Consolidated Statements of Stockholders' Deficit
           for the Period From Inception of the Development
           Stage (January 14, 1981) Through June 30, 1999                    F-6

         Consolidated Statements of Cash Flows for the Years Ended June
           30, 1999,  1998 and 1997 and for the Period From January 14,
           1981 (Date of Inception of the Development Stage) to
           June 30, 1999                                                     F-7

         Notes to Consolidated Financial Statements                          F-9

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




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Garb Oil and Power Corporation

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1999, and for the period from January 14, 1981 (date of inception of the development stage) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Garb Oil & Power Corporation and Subsidiaries for the year ended June 30, 1993 and for the four years in the period ended June 30, 1993 were audited by other auditors whose report dated September 28, 1993, did not express an opinion on the financial statements for June 30, 1993 and included an explanatory paragraph that described the uncertainty regarding the basis of presentation discussed in Note 1 to the consolidated financial statements. Our opinion, insofar as it relates to the amounts for those years, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ending June 30, 1999 and cumulative for the period from January 14, 1981 through June 30, 1999, in conformity with generally accepted accounting principles.

                                   (Continued)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electricity by burning used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 10, 1999


                                   GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS
                                              JUNE 30, 1999 AND 1998


                                                                                                    1999              1998
                                                                                         ---------------   ---------------
                                                          ASSETS
Current Assets
      Cash                                                                               $        13,889   $         5,954
      Accounts receivable - related party                                                             -            195,474
      Inventory                                                                                   30,232            30,232
      Investment in available-for-sale securities                                                290,625                -
                                                                                         ---------------   ---------------
           Total Current Assets                                                                  334,746           231,660
                                                                                         ---------------   ---------------

Property and Equipment
      Office equipment                                                                             8,115             8,115
      Tools and equipment                                                                         30,099            30,099
      Building improvements                                                                        4,747             4,747
                                                                                         ---------------   ---------------
           Total Property and Equipment                                                           42,961            42,961
      Less:  Accumulated depreciation                                                            (31,876)          (25,837)
                                                                                         ----------------  ---------------
           Net Property and Equipment                                                             11,085            17,124
                                                                                         ---------------   ---------------

Other Assets
      Deposits                                                                                        -              1,000
      Patents - net of accumulated amortization at June 30,
        1999 and 1998 of $12,728 and $11,796, respectively                                         2,158             3,090
                                                                                         ---------------   ---------------
           Total Other Assets                                                                      2,158             4,090
                                                                                         ---------------   ---------------

Total Assets                                                                             $       347,989   $       252,874
                                                                                         ===============   ===============

                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                                                   $        73,998   $        58,113
      Deferred revenue                                                                           150,000           150,000
      Accrued payroll                                                                            360,000           312,000
      Accrued interest                                                                           162,594            81,450
      Accrued expenses                                                                             3,769             1,321
      Notes payable - related parties                                                            474,855           281,713
                                                                                         ---------------   ---------------
           Total Current Liabilities                                                           1,225,216           884,597
                                                                                         ---------------   ---------------

Stockholders' Deficit
      Common stock - 20,000,000 shares authorized;
        no par value; 17,933,299 and 17,028,299 shares issued at
        June 30, 1999 and 1998, respectively                                                   2,331,458         2,744,068
      Unrealized gain on available-for-sales securities                                          290,625                -
      Accumulated deficit - prior to development stage                                           (27,178)          (27,178)
      Deficit accumulated during the development stage                                        (3,472,132)       (3,348,613)
                                                                                         ----------------  ---------------
           Total Stockholders' Deficit                                                          (877,227)         (631,723)
                                                                                         ----------------  ---------------

Total Liabilities and Stockholders' Deficit                                              $       347,989   $       252,874
                                                                                         ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.


                                       GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 AND FOR THE
                             PERIOD FROM JANUARY 14, 1981 (INCEPTION OF THE DEVELOPMENT STAGE)
                                                     TO JUNE 30, 1999
                                                                                                               For the
                                                                                                             Period From
                                                                                                           January 14, 1981
                                                                                                           (Inception of the
                                                                                                              Development
                                                                                                               Stage) To
                                                                1999              1998              1997     June 30, 1999
                                                     ---------------   ---------------   ---------------   ---------------
Revenues
    Tire sales                                       $            -    $         4,625   $         9,685   $       117,932
    Equipment sales                                               -                 -                 -            595,723
    Other revenues                                                -              5,000            30,519           402,333
                                                     ---------------   ---------------   ---------------   ---------------
          Total Revenues                                          -              9,625            40,204         1,115,988

Expenses
    Cost of sales                                                 -             13,460             7,496            60,020
    Cost of equipment                                             -                 -                 -            473,837
    Bad debt                                                      -                 -                 -            266,750
    Salary and wages                                          76,073            77,934            93,815         1,400,532
    Sales commissions                                             -              2,750             3,000            27,785
    Office                                                     5,142             7,955             7,160           146,084
    Rent                                                      14,716            27,636            22,308           216,635
    Telephone                                                  1,545             3,957             5,161           102,015
    Professional fees                                         69,737            17,313            16,933           452,704
    Finders' fee                                                  -                 -                 -            145,000
    Insurance                                                  1,705             5,052             5,293            82,509
    Taxes and licenses                                         6,548             3,305             5,651           104,661
    Travel                                                     5,721             3,416             1,750           217,310
    Promotion and entertainment                                   -                 -                 -             14,053
    Testing                                                       -                 -                 -             27,073
    Advertising                                                5,133               200                -            144,547
    Amortization                                                 932               932               932            52,102
    Depreciation                                               6,039             7,377             9,157            55,591
    Consulting fee                                                -                 -                 -             19,737
    Stockholders' meetings                                        -                 -                 -                670
    Parking                                                      440               990               660            11,214
    Subcontractors                                                -                 -                 -             40,138
    Auto expense                                                  -                 -                 -              4,417
    Repairs and maintenance                                       -                116                -              3,982
    Other                                                        544               483             1,698            15,609
                                                     ---------------   ---------------   ---------------   ---------------
          Total Expenses                                     194,275           172,876           181,014         4,084,975

Loss From Operations Before Other Income
  (Expense) and Extraordinary Item                          (194,275)         (163,251)         (140,810)       (2,968,987)
                                                     ----------------  ---------------   ---------------   ----------------

Other Income (Expense)
    Write off and abandonment of assets                           -            (30,233)               -           (431,690)
    Gain on sale of assets                                   102,560             4,709                -            107,924
    Interest income                                               -                 -                 -            147,810
    Interest expense                                         (31,804)          (28,664)          (36,488)         (216,360)
    Minority interest in losses of subsidiary                     -                 -                 -              5,383
                                                     ---------------   ---------------   ---------------   ---------------
          Total Other Income (Expense)                        70,756           (54,188)          (36,488)         (386,933)

Loss From Operations Before Extraordinary
  Item                                                      (123,519)         (217,439)         (177,298)       (3,355,920)

Extraordinary Item - Loss on Extinguishment
  of Debt                                                         -                 -                 -           (116,212)
                                                     ---------------   ---------------   ---------------   ---------------

Net Loss                                             $      (123,519)  $      (217,439)  $      (177,298)  $    (3,472,132)
                                                     ================  ===============   ===============   ================

Basic and Diluted Loss Per Share
    Operations                                       $         (0.01)  $         (0.01)  $         (0.01)  $         (0.23)
    Extraordinary item                                            -                 -                 -              (0.01)
                                                     ---------------   ---------------   ---------------   ----------------

Basic and Diluted Net Loss Per Share                 $         (0.01)  $         (0.01)  $         (0.01)  $         (0.24)
                                                     ================  ===============   ===============   ================

Weighted Average Number of Shares
  Outstanding                                             17,411,573        17,028,299        16,793,146        14,767,279
                                                     ===============   ===============   ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.


                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 AND FOR THE
        PERIOD FROM JANUARY 14, 1981 (INCEPTION OF THE DEVELOPMENT STAGE)
                                TO JUNE 30, 1999

                                                                                                                    For the
                                                                                                                  Period From
                                                                                                                January 14, 1981
                                                                                                                (Inception of the
                                                                                                                   Development
                                                                                                                    Stage) To
                                                                     1999              1998              1997     June 30, 1999
                                                           --------------    --------------   ---------------   ---------------
Net Loss                                                   $     (123,519)   $     (217,439)  $      (177,298)  $    (3,472,132)
                                                           --------------    --------------   ---------------   ---------------

Other Comprehensive Income
      Unrealized gain on investment in securities                 290,625               --                --            290,625
                                                           --------------    --------------   ---------------   ---------------

         Other Comprehensive Income                               290,625               --                --            290,625
                                                           --------------    --------------   ---------------   ---------------

Comprehensive Income (Loss)                                $      167,106    $     (217,439)  $      (177,298)  $    (3,181,507)
                                                           ==============    ==============   ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements.


                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                    (JANUARY 14, 1981) THROUGH JUNE 30, 1999

                                                                                                        Deficit
                                                                           Unrealized                 Accumulated  Treasury Stock
                                                        Common Stock        Gain on                   During the    Number
                                                    Number                 Investment    Accumulated  Development    of
                                                  of Shares     Amount   In Securities     Deficit       Stage     Shares  Amount
                                                  ---------     ------   -------------     -------       -----     ------  ------
Balance, January 14, 1981                        12,833,333   $  61,894  $      -       $ (27,178)  $      -          -     $  -
  Stock issued to satisfy current liabilities:
    June 1983-$2.94 per share                        82,000     240,889         -            -             -          -        -
  Stock issued to satisfy related party liabilities:
    November 1993-$.20 per share                     64,310      12,882         -            -             -          -        -
    December 1993-$.14 per share                     87,000      12,200         -            -             -          -        -
    November 1994-$.21 per share                     25,000       5,342         -            -             -          -        -
  Stock issued for services:
    May 1981-$1.60 per share                          5,000       8,000         -            -             -          -        -
    May 1983-$1.50 per share                         50,000      75,000         -            -             -          -        -
    August 1992-$.15 per share                       25,000       3,750         -            -             -          -        -
    December 1992-$.15 per share                      4,000         600         -            -             -          -        -
    November 1994-$.21 per share                      4,000         855         -            -             -          -        -
    January 1995-$.21 per share                      76,167      16,276         -            -             -          -        -
    February 1995-$.21 per share                     10,000       2,137         -            -             -          -        -
  Stock issued for cash:
    March 1981-$.70 per share                        10,000       7,000         -            -             -          -        -
    April 1981-$.41 per share                       192,834      80,000         -            -             -          -        -
    June 1981-$1.31 per share                        27,518      35,945         -            -             -          -        -
    March 1983-$.75 per share                        14,000      10,500         -            -             -          -        -
    April 1983-$1.00 per share                       50,000      50,000         -            -             -          -        -
    June 1983-$3.04 per share                        30,000      91,272         -            -             -          -        -
    September 1984-$1.00 per share                  200,000     200,000         -            -             -          -        -
    November 1984-$.95 per share                    105,470     100,000         -            -             -          -        -
    April 1986-$1.27 per share                      770,000     980,000         -            -             -          -        -
    May 1992-$0.24 per share                        208,334      50,000         -            -             -          -        -
    December 1992-$.15 per share                     50,000       7,500         -            -             -          -        -
    February 1993-$.15 per share                    100,000      15,000         -            -             -          -        -
    March 1993-$.15 per share                       100,000      15,000         -            -             -          -        -
    May 1993-$.15 per share                         100,000      15,000         -            -             -          -        -
    June 1993-$.25 per share                        100,000      25,000         -            -             -          -        -
    August 1993-$.20 per share                      100,000      20,000         -            -             -          -        -
    October 1993-$.07 to $.15 per share             250,000      25,000         -            -             -          -        -
    November 1993-$.25 per share                     20,000       5,000         -            -             -          -        -
    December 1993-$.15 to $.20 per share            180,000      32,500         -            -             -          -        -
    January 1994-$.25 per share                      20,000       5,000         -            -             -          -        -
    February 1995-$.20 per share                     50,000      10,000         -            -             -          -        -
    March 1995-$.20 to $.22 per share               263,000      56,500         -            -             -          -        -
    May 1995-$.25 per share                          20,000       5,000         -            -             -          -        -
    June 1995-$.20 per share                         25,000       5,000         -            -             -          -        -
    Contributed capital                                -        356,402         -            -             -          -        -
    Purchase of treasury stock                         -           -            -            -             -        10,000  (10,009)
    Retirement of treasury stock                    (10,000)    (10,009)        -            -             -       (10,000)  10,009
    Net loss from January 14, 1981
      through June 30, 1995                            -           -            -            -       (2,829,005)      -        -
                                                -----------  ----------    ---------     --------   -----------    -------  -------

Balance, June 30, 1995                           16,241,966   2,632,435         -         (27,178)   (2,829,005)      -        -
  Stock issued for services:
    September 1995-$.13 per share                    20,000       2,684         -            -             -          -        -
  Stock issued for cash:
    July 1995-$.25 per share                         40,000      10,000         -            -             -          -        -
    December 1995-$.10 per share                    250,000      25,000         -            -             -          -        -
    May 1996-$.12 to $.25 per share                  90,000      16,000         -            -             -          -        -
  Net loss                                             -           -            -            -         (124,871)      -        -
                                                -----------  ----------    ---------     --------   -----------    -------  -------
Balance, June 30, 1996                           16,641,966   2,686,119         -         (27,178)   (2,953,876)      -        -

        The accompanying notes are an integral part of these consolidated financial statements.


                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                    (JANUARY 14, 1981) THROUGH JUNE 30, 1999

                                                                                                  Deficit
                                                                    Unrealized                  Accumulated      Treasury Stock
                                                  Common Stock       Gain on                    During the    Number
                                              Number                Investment     Accumulated  Development     of
                                           of Shares       Amount  In Securities     Deficit       Stage      Shares    Amount
                                           ---------    ---------  -------------   -----------  -----------   ------    ------
Balance, June 30, 1996                    16,641,966    2,686,119         -          (27,178)   (2,953,876)      -         -
  Stock issued for services:
    May 1997-$.15 per share                   86,333       12,949         -             -             -          -         -
  Stock issued for cash:
    January 1997-$.15 per share              300,000       45,000         -             -             -          -         -
  Net loss                                      -            -            -             -         (177,298)      -         -
                                       -------------  -----------  -----------   -----------  ------------  ---------  --------

Balance, June 30, 1997                    17,028,299    2,744,068         -          (27,178)   (3,131,174)      -         -
    Net loss                                    -            -            -             -         (217,439)      -         -
                                       -------------  -----------  -----------   ----------   ------------  ---------  --------

Balance, June 30, 1998                    17,028,299    2,744,068         -          (27,178)   (3,348,613)      -         -
  Stock issued for services:
    October 1998-$.09 per share                5,000          450         -             -             -          -         -
  Stock issued for cash
    January-1999-$.05 to $.10 per share      770,000       47,000         -             -             -          -         -
    February-1999-$.10 per share             130,000       13,000         -             -             -          -         -
  Distribution from majority shareholder        -        (473,060)        -             -             -          -         -
  Change in unrealized gain on investment
    in securities, net of tax                   -            -         290,625          -             -          -         -
  Net loss                                      -            -            -             -         (123,519)      -         -
                                       -------------  -----------  -----------   -----------  ------------  ---------  --------

Balance, June 30, 1999                    17,933,299  $ 2,331,458  $   290,625   $   (27,178) $ (3,472,132) $    -     $   -
                                       =============  ===========  ===========   ===========  ============  =========  ========

        The accompanying notes are an integral part of these consolidated financial statements.


                                       GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 AND FOR THE
                         PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                                     TO JUNE 30, 1999
                                                                                                                For the
                                                                                                             Period From
                                                                                                           January 14, 1981
                                                                                                           (Inception of the
                                                                                                              Development
                                                                                                               Stage) To
                                                                   1999            1998             1997     June 30, 1999
                                                          -------------    ------------    -------------    --------------
Cash Flows From Operating Activities
    Net loss                                              $    (123,519)   $   (217,439)   $    (177,298)   $   (3,472,132)
    Adjustments to reconcile net cash provided
     by (used in) operating activities:
       Depreciation and amortization                              6,971           8,309           10,089           107,693
       Bad debt expense                                              -               -                -            266,750
       Gain on sale of asset                                         -           (4,709)              -             (5,364)
       Gain on sale of available-for-sale securities           (102,560)             -                -           (102,560)
       Write off and abandonment of assets                           -           30,233               -            431,690
       Loss on extinguishment of debt                                -               -                -            116,212
       Stock issued for services and interest                       450              -            12,949           122,701
       Available for sale securities issued for services         52,560              -                -             52,560
       Changes in current assets and liabilities:
          Accrued interest receivable                                -               -                -            (24,250)
          Accounts receivable                                    11,645              -                -             11,645
          Accounts receivable - related party and
           other receivables                                         -               -             1,257          (150,344)
          Contract receivable                                        -               -                -           (242,500)
          Income tax refund receivable                               -               -                -                537
          Inventory                                                  -           13,460            6,880            62,494
          Accounts payable                                        8,371         (14,473)          10,157            66,380
          Deferred revenue                                           -           75,000           22,481           128,000
          Advances payable - related party                           -               -                -           (120,106)
          Accrued expenses                                       (3,076)          1,321               -             (1,755)
          Accrued payroll                                        48,000          48,000           48,000           360,000
          Accrued interest payable                               22,239          59,609           19,800           353,257
          Other current liabilities                                  -               -                65           240,954
                                                          -------------    ------------    -------------    --------------
       Net Cash  Used In  Operating Activities                  (78,919)           (689)         (45,620)       (1,798,138)

Cash Flows From Investing Activities
    Construction in progress                                         -               -                -         (2,937,790)
    Cash acquired from Garbalizer Machinery                         899              -                -                899
    Net (advances) payments (to)/from related party             (26,479)         (9,430)         (25,607)          (83,609)
    Purchase of treasury stock                                       -               -                -            (10,009)
    Increase (decrease) of other assets                           1,000              -                -         (1,956,733)
    Purchase of property and equipment                               -               -            (1,836)          (60,412)
    Proceeds from sale of available for sale securities          50,000              -                -             50,000
    Proceeds from sales of assets                                    -            8,000               -              9,500
                                                          -------------    ------------    -------------    --------------
       Net Cash Provided By (Used In) Investing Activities       25,420          (1,430)         (27,443)       (4,988,154)

Cash Flows From Financing Activities
    Net proceeds from (payments on) notes
      payable - related party                                     1,434              -            20,000           299,841
    Proceeds from bank loans                                         -               -                -          4,636,647
    Sale of common stock                                         60,000              -            45,000         2,007,217
    Contributions to capital by parent company                       -               -                -            356,402
    Principal payments on bank loans                                 -               -                -           (500,000)
                                                          -------------    ------------    -------------    ---------------
       Net Cash Provided By Financing Activities                 61,434              -            65,000         6,800,107
                                                          -------------    ------------    -------------    --------------

Net Increase (Decrease) In Cash And Cash Equivalents              7,935          (2,119)          (8,063)           13,815

Net Cash and Cash Equivalents At Beginning of Period              5,954           8,073           16,136                74
                                                          -------------    ------------    -------------    --------------

Net Cash and Cash Equivalents At End of Period            $      13,889    $      5,954    $       8,073    $       13,889
                                                          =============    ============    =============    ==============

Supplemental Disclosures of Cash Flow Information -
    Cash paid for interest                                $       9,564    $      3,864    $      16,688    $      104,656
                                                          =============    ============    =============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Organization--Garb Oil & Power Corporation (Garb Oil) is a majority owned subsidiary of Garbalizer Corporation of America and was dormant at January 13, 1981. Since January 14, 1981, Garb Oil has been considered to be in the development stage. Development stage activities have consisted of raising capital, purchasing property and developing technology related to production of electricity by the burning of used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and repair and sale of used truck tires.

         The accompanying financial statements include Garb Oil and its wholly owned subsidiary, Rialto Power Corporation (which was dissolved by the State of California), and its 55% owned subsidiary, Utah Truck Tire, Inc.; which are collectively referred to as the Company. The following is a summary of the significant accounting policies.

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

         Basis of Presentation--The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 1999, 1998, and 1997, the Company has incurred net losses of $123,519, $217,439, and $177,298, respectively, and as of June 30, 1999, the
         Company's deficit accumulated during the development stage was $3,472,132. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. During the year ended June 30, 1999, the Company received Recyclenet common shares in conjunction with the reorganization and sale of Garbalizer Machinery Corporation. Management intends to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations.

         Principles of Consolidation--The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

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

         The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         Advertising Costs--The Company expenses all advertising costs as incurred. Advertising expense was $5,133, $200, and $ 0, for the years ending June 30, 1999, 1998 and 1997, respectively.

         Income Taxes--The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

         Loss Per Share -- Loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because there are no potentially issuable common shares.

         Financial Instruments--Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, receivables, other assets, trade accounts payable, deferred revenue and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 1999. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         Reclassification--Certain   previously   reported   amounts  have  been
         reclassified to conform to the June 30, 1999 presentation.

NOTE 2--DISTRIBUTION TO MAJORITY SHAREHOLDER

         In March 1999, the Company and the Company's majority shareholder, Garbalizer Corporation of America (GCA), were parties to the reorganization and sale of GCA's subsidiary, Garbalizer Machinery Corporation (GMC). The reorganization was accomplished by GMC transferring all of its assets and liabilities to the Company, by GMC merging with Recyclenet, Inc. in exchange for approximately 90% of its common stock being issued to the former Recyclenet, Inc. shareholders and by GMC changing its name to Recyclenet, Inc. GCA retained approximately 10% of the common stock of Recyclenet, Inc. after the reorganization. In exchange for the Company's assumption of GMC's net liabilities, GCA transferred 1,061,668 shares of Recyclenet, Inc. common stock (approximately 2% of the outstanding common shares after the reorganization) to the Company. The assets and liabilities transferred to the Company, including the Company's receivable from GMC which was effectively forgiven, were as follows:

            Cash                                                $      899
            Accounts receivable                                     11,645
            Accounts payable                                       (10,584)
            Accrued expenses                                       (61,359)
            Payable to related parties                            (103,215)
            Notes payable                                          (88,493)
                                                                ----------
             Net Liabilities Assumed                              (251,107)
            Receivable from GMC forgiven                        $ (221,953)

            Net Liabilities Assumed and Receivable Forgiven     $ (473,060)
                                                                ==========

         The common shares of Recyclenet, Inc. received from GCA were recorded at zero which was the historical cost of GCA's investment in GMC after the transfer of GMC's net liabilities to the Company. The liabilities assumed, net of the assets received, were recorded as a distribution of stockholders' equity to GCA and was recorded at the historical carrying values of the assets and liabilities to GMC which were also equal to their fair values.

NOTE 3--INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME

         The   Recyclenet   shares  owned  by  the  Company  are  classified  as
         available-for-sale and are stated at fair value. At June 30, 1999, the available-for-sale securities consisted of the following:

                                  Gross              Gross         Estimated
                                Unrealized         Unrealized         Fair
                         Cost      Gains             Losses           Value
                         ----      -----             ------           -----
         Common Stock   $   -     $ 290,625         $   -          $ 290,625

         Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:

                                                        For the Years
                                                        Ending June 30,
                                                        1999             1998
                                                ------------     ------------

         Proceeds from Sales of Securities      $    102,560     $        --
                                                ============     ============
         Gross realized gains                   $    102,560     $        --
         Gross realized losses                           --               --
                                                ------------     ------------
         Net Gain from Sale of Investments      $    102,560     $        --
                                                ============     ============

         Proceeds from sales of securities includes $50,000 of cash proceeds for the sale of 166,668 shares and $52,560 for 120,000 shares given to an employee, lawyers and a consultant for various services rendered. The shares given for services rendered had a fair value of $0.44 per share which was the market value of the stock on the day granted.

         Other comprehensive income is only relevant for the year ending June 30, 1999 and for the period from inception through June 30, 1999 and consists of the change in net unrealized holding gains and losses on securities classified as available for sale and their related income tax benefit as follows:

                                                        Before-Tax           Tax           Net-of-Tax
                                                           Amount            Benefit          Amount
                                                           ------            -------          ------
         For the Year Ended June 30, 1999
         Unrealized net holding gains                 $    393,185       $         -      $    393,185
         Reclassification adjustment for net gains
           included in net income                         (102,560)                -          (102,560)
                                                      ------------       ------------     ------------

               Other Comprehensive Income             $    290,625       $                $    290,625
                                                      ============       ============     ============


                                                        Before-Tax           Tax           Net-of-Tax
                                                           Amount            Benefit          Amount
                                                           ------            -------          ------
         Cumulative For the Period January
           14, 1981 (Date of Inception) Through
           June 30, 1999
         Unrealized net holding gains                 $    393,185       $         -      $    393,185
         Reclassification adjustment for net gains
           included in net income                         (102,560)                -          (102,560)
                                                      ------------       ------------     ------------

               Other Comprehensive Income             $    290,625       $                $    290,625
                                                      ============       ============     ============

         A provision for income taxes has not been assessed against the unrealized gain on securities because of the current NOL's of the Company. Any gain on the sale of the securities will be offset against these NOL's.

NOTE 4--UTAH TRUCK TIRE, INC.

         Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994 the Company was issued 55 percent (55 shares) of the outstanding shares of Utah Truck Tire Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45 percent (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000 (see
         Note 5). Utah Truck Tire is currently dormant having no revenues and incurring minimal expenses during the years ended June 30, 1999 and 1998. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 5--PAYABLE TO RELATED ENTITIES, OFFICERS AND SHAREHOLDERS

         During the period July 1998 through March 1999 and for the years ended June 30, 1998 and 1997, the Company made non-interest bearing advances to Garbalizer Machinery Corporation (GMC), a sister corporation, in the amounts of $34,094, $27,521, and $34,771, respectively. Payments on these advances totaled $60,573, $14,091, and $9,164 for the years ended June 30, 1999, 1998 and 1997. As discussed in Note 2, in March 1999, GMC merged with an unrelated Company and transferred all assets and liabilities to the Company which include the above mentioned receivable totaling $221,953. The related party receivable/payable has been eliminated in the accompanying financial statements.

         Prior to July 1, 1992 through June 30, 1999 the Company borrowed $68,147, which includes $1,434, $24,403 and $1,438 during the three years ending June 30, 1999, 1998 and 1997, from an officer under a note payable for various purchases on behalf of the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%), relating to these purchases. These payables were due on demand, but as of June 30, 1999, no principal payments had been made.

         Prior to June 30, 1996, a shareholder advanced to the Company $35,000 under short-term, non-interest bearing notes which were due on demand. During the year ended June 30, 1997 an additional $10,000 was advanced. During the year ended June 30, 1998, $5,000 of interest was added to these advances. As part of the assumption of GMC's liabilities, the Company assumed an additional $10,000 short-term, non-interest bearing note which was due on demand. As of June 30, 1999 a total of $60,000 was owed to this shareholder with no principal payments being made as of June 30, 1999.

         Prior to June 30, 1996, the Company borrowed $165,000 from an officer. Interest accrues at the rate of 12% and the amount is due on demand and is unsecured. No payments had been made as of June 30, 1999.

         As part of the assumption of GMC's liabilities, the Company assumed a $10,000 note payable from a shareholder. This note bears interest at 12% and is due on demand. No principal payments had been made as of June 30, 1999,

         As part of the assumption of GMC's liabilities, the Company assumed a 12% note payable from an individual with an outstanding balance of $68,493. The note was originally for $150,000 and was due in 1992. The Company has not made any principal payments since assuming this note.

         During the year ended June 30, 1995, the Company borrowed $12,000 from a shareholder under short term, non-interest bearing notes payable which were due on demand. An additional $10,000 was loaned to the Company during the year ended June 30, 1997. During 1998, the notes were converted to a payment on an option agreement as discussed in Note 7.

NOTE 6--INCOME TAXES

         The Company did not have a current or deferred provision for income taxes for the years ended June 30, 1999, 1998 or 1997. The following presents the components of the deferred tax asset for the Company:

                                                               June 30,
                                                            1999           1998
                                                    ------------   ------------

         Benefit of operating loss carryforwards    $    831,230   $    943,652
         Inventory reserve                                11,790             -
         Accrued salaries                                 93,600         74,880
         Accrued interest                                 41,438         33,716
         Depreciation                                      2,086          2,023
                                                    ------------   ------------

         Total Deferred Tax Assets                       980,144      1,054,271
         Less:  Valuation Allowance                     (980,144)    (1,054,271)
                                                    ------------   ------------

         Net Deferred Tax Asset                     $         -    $         -
                                                    ============   ============

         The valuation allowance has decreased $74,127 and increased $280,656 for the years ended June 30, 1999 and 1998, respectively. The decrease in valuation during 1999 is due to the expiration of federal and state NOL's offset by the tax losses incurred during 1999. The Company and its subsidiaries have federal net operating loss carryforwards of $2,411,594 that expire, if unused, in years 2000 through 2019.

         The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended:

                                                                                         June 30,
                                                                              1999           1998            1997
                                                                      ------------   ------------   -------------

         Income tax benefit at statutory rate (34%)                   $    (41,997)  $    (73,929)  $     (60,281)
         Change in deferred tax asset valuation                             46,084        280,656          60,281
         State tax net of federal benefit                                   (4,076)        (7,175)             -
         Effect due to change in tax rates                                      -        (199,518)             -
         Other                                                                 (11)           (34)             -
                                                                      ------------   ------------   -------------

                  Provision for Income Taxes                          $          -   $         -    $          -
                                                                      ============   ============   =============

NOTE 7--COMMITMENTS

         On April 28, 1997, the Company granted Giant Tire Recyclers, Inc. (Giant) a Nevada corporation, an option to acquire a license to use the Company's OTR disintegrator system. The price of the option was set at $150,000 payable as follows: 1) an initial payment of $15,000, and 2) the remaining $135,000 was due within ten months of the execution of the agreement. The Company received $150,000 as of June 30, 1998 consisting of $128,000 in cash and assigned $22,000 as a payment on a note payable to a shareholder. Giant may exercise the option at any time. The option was initially to expire in April 1999, but an extension was granted through April 2000. The above contract gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Disintegrator System for a license fee of $1,315,000, less option payments prior to the time of exercise.

         On May 23, 1996, the Company entered into two agreements with Alberta Recovery Technologies Ltd. whereby the Company agreed to manufacture and install equipment. An initial non-refundable earnest payment of $30,519 was paid and was included as deferred revenue at June 30, 1996. This agreement was terminated in 1998 for failure to meet the provisions of the agreement, the $30,519 non-refundable down payment classified as deferred revenue was transferred to other revenue during the period ended June 30, 1998.

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually.

NOTE 8--CONTRACT RECEIVABLE

         In August 1988, the Company sold to an unrelated corporation a plant and technology related to the extraction of oil by-products, steel, and resulting gases from scrap tires in exchange for a contract receivable in the amount of $242,500. The contract bore interest at 8% and, as extended on September 1, 1991, was due in full on March 1, 1992. As no payments were received by the Company since the contract was entered into in August 1988, the contract receivable and related accrued interest receivable of $24,250 were written off as uncollectible during the year ended June 30, 1992. The Company is attempting to locate other parties who may be interested in purchasing the plant and related technology. No value was assigned to such plant and related technology as of June 30, 1999 and 1998 due to the uncertainty of the realization of any significant value.

NOTE 9--INVESTMENT IN RIALTO POWER CORPORATION

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

         Rialto had drawn the entire line of credit as of May 1987 at which time the joint venture agreement was terminated. Pursuant to the termination of the agreement, DITT transferred to Garb Oil all of its stock in Rialto making Garb Oil the sole shareholder of Rialto. The line of credit was called by the bank and, under the terms of the line of credit, DITT, as guarantor, paid the bank. As consideration for this payment, Rialto executed a note payable at 10% to DITT collateralized by all of the assets of Rialto. The note was due on December 31, 1988.

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

NOTE 10--OPERATING LEASES

         The Company shares office space with Garbalizer Machinery Corporation under a lease agreement on a month to month basis. The Company also leases facilities on a month to month basis. Rental expense relating to these operating leases was $14,716, $27,636, and $22,308 for the years ended June 30, 1999, 1998, and 1997, respectively.

NOTE 11--SUPPLEMENTAL CASH FLOWS

         During the year ended June 30, 1999, the Company and the Company's majority shareholder, Garbalizer Corporation of America (GCA), were parties to the reorganization and sale of GCA's subsidiary, Garbalizer Machinery Corporation (GMC). See Note 2 for a discussion of the acquisition.

         During the year ended June 30, 1998, the holders of a $22,000 note payable applied the balance as a payment on an option agreement it purchased from the Company in 1997.

         During the year ended June 30, 1997, the Company issued 86,333 shares of common stock valued at $12,949 for services rendered.

ITEM 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable except as previously reported.


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

         The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

              Name                   Age       Position
              ----                   ---       --------
         John C. Brewer              77        President, Chairman of
                                               the Board of Directors
                                               and Director

         Bill Vee Anderson           48        Vice-President, Director

         Charles Laver               76        Secretary and Director


         John C. Brewer has been the President and a director of the Company since January, 1981, and from 1972 until January, 1981, was President and a director of the Company's predecessor Garb-Oil Corporation. Mr. Brewer also serves as president, chairman of the board of directors and a director of Garbalizer Corporation of America which was the majority shareholder of the Company. Until March, 1999 Mr. Brewer was a director of, and Garbalizer
Corporation of America was the majority shareholder of, GMC Corporation, a public non-reporting company. Mr. Brewer devotes approximately 40 hours per week to the Company as well as additional time to his other business interests.

         Bill Vee Anderson has been Vice President and a director of the Company since September 1993. He has been employed by the Company as a design engineer since February 1990. Prior to joining the Company, Mr. Anderson spent five years as a design engineer at Sperry Univac. Prior to that, he was a design engineer with Bell Telephone Laboratories. Mr. Anderson declared personal bankruptcy in July, 1992 and agreed to a payment plan whereby his creditors have been or will be paid the full amount of his indebtedness.

         Charles Laver has been the Secretary and a director of the Company since January, 1981, and from 1972 until January, 1981, was secretary and a director of Garb-Oil Corporation. Mr. Laver's principal occupation for the last 30 years has been a self-employed certified public accountant. Mr. Laver will devote such time as may be necessary from time to time as an officer and a director of the Company including but not limited to regular and special meetings of the board of directors.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except as follows:

         John C. Brewer filed a Form 4 on October 12, 1999 reporting a change in the number of shares of the Company indirectly owned by him. The Form 4 should have been filed on April 12, 1999.

         Charles Laver filed a Form 4 on October 12, 1999 reporting a change in the number of shares of the Company indirectly owned by him. The Form 4 should have been filed on April 12, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 1999. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation
Name and Principal Position      Fiscal Year                 Salary ($)
---------------------------      -----------                 ----------
John C. Brewer                      1999                        $48,000
President and CEO                   1998                         48,000
                                    1997                         48,000


         No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 1999 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

         The Company issued no options during the fiscal year, and none were outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of September 27, 1999 (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address                                  Amount      Percent of Class

Garbalizer Corporation                          8,131,590            45.3%
of America (Note 1)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Ralph C. Alexander                                933,343             5.2%
152 Hall Street
Spartanburg, South Carolina

A/S Parkveien 55                                1,050,000             5.9%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

John C. Brewer (Note 3)                         8,131,590            45.3%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Charles Laver (Note 4)                          8,152,336            45.4%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Bill Anderson                                       6,000              *
Newhouse Office Building, Suite 507
Salt Lake City, Utah

All directors and                               8,158,336            45.5%
officers as a group
(3 individuals)

* less than 1%

         (1) John C. Brewer beneficially owns 98% of the outstanding common stock of Garbalizer Corporation of America ("GCA").

         (2) In September, 1988 A/S Parkveien 55 filed a Schedule 13D stating its beneficial ownership of 1,800,000 shares owned of record and beneficially by it. The Schedule 13D also indicates that an additional 478,000 shares (3.3% of the class) were beneficially owned by two Norwegian corporations having common control or ownership with A/S Parkveien 55. During a prior fiscal year, 1,500,000 shares held of record by A/S Parkveien 55 at the time of the Schedule 13D filing were transferred of record to Christiana Bank, Oslo, Norway and neither A/S Parkveien 55 nor the other corporations listed on the Schedule 13D currently own shares of record. A/S Parkveien 55 did not inform the Company of a change in beneficial ownership as result of such change in record ownership and the table therefore reflects beneficial ownership stated in the Schedule 13D as adjusted for subsequent sales by Christiana Bank.

         (3) Consists of 8,131,590 shares held by GCA in which Mr. Brewer may be deemed to share beneficial ownership as a result of his position as a director and principal shareholder of GCA.

         (4) Consists of 8,131,590 shares held by GCA in which Mr. Laver may be deemed to share beneficial ownership as a result of his position as a director of GCA, and 20,746 shares owned of record by Mr. Laver.

         The Company is unaware of any arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 19, 1999 the Company acquired all rights to the Garbalizer Shredder and related assets from GMC in exchange for assumption of liabilities. In connection with the sale, GMC was reorganized into RecycleNet, Inc. The reorganization was accomplished by GMC transferring all of its assets and liabilities to the Company, by merging with RecycleNet, Inc. in exchange for approximately 90% of its common stock being issued to the former RecycleNet, Inc. shareholders, and by GMC changing its name to RecycleNet Inc. Prior to the change in control, Garbalizer Corporation of America owned a majority of the GMC shares and the board of directors of the Company was the same as the board of directors of GMC. Garbalizer Corporation of America retained approximately 10% of the common stock of RecycleNet, Inc. after the reorganization. Although the persons acquiring control of GMC are not affiliated with the Company, the terms of the sale of assets to the Company were not determined at arms length. The Company assumed $473,060 more in liabilities than assets on the acquisition, which was accounted for as a distribution from Garbalizer Corporation of America to the Company. In exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. The common shares of RecycleNet, Inc. received from Garbalizer Corporation of America were recorded with a zero basis which was the historical cost of Garbalizer Corporation of America's investment in GMC.

         During the period July 1998 through March 1999 and for the years ended June 30, 1998 and 1997, the Company made non-interest bearing advances to GMC in the amounts of $34,094, $27,521, and $34,771, respectively. Payments on these advances totaled $60,573, $14,091, and $9,164 for the years ended June 30, 1999, 1998 and 1997. As discussed above, in March 1999 GMC merged with an unrelated Company and transferred all assets and liabilities to the Company, which include the above mentioned receivable totaling $221,953.

         Prior to June 30, 1996, a shareholder advanced to the Company $35,000 under short-term, non-interest bearing notes which were due on demand. During the year ended June 30, 1997 an additional $10,000 was advanced. During the year ended June 30, 1998, $5,000 of interest was added to these advances. As part of the assumption of GMC's liabilities, the Company assumed an additional $10,000 short-term, non-interest bearing note which was due on demand. As of June 30, 1999 a total of $60,000 was owed to this shareholder with no principal payments being made as of June 30, 1999.

         As part of the assumption of GMC's liabilities, the Company assumed a $10,000 note payable from a shareholder. This note bears interest at 12% and is due on demand. No principal payments had been made as of June 30, 1999,

         As part of the assumption of GMC's liabilities, the Company assumed a 12% note payable from an individual with an outstanding balance of $68,493. The note was originally for $150,000 and was due in 1992. The Company has not made any principal payments since assuming this note.

         During the year ended June 30, 1995, the Company borrowed $12,000 from a shareholder under short term, non-interest bearing notes payable which were due on demand. An additional

$10,000 was loaned to the Company during the year ended June 30, 1997. During 1998, the notes were converted to a payment on an option agreement.

         The Company's president is entitled to an annual salary of $48,000. During 1993 through 1999, substantially all of such salary was accrued rather than paid in cash. Such accrued wages are unsecured and do not bear interest. As of June 30, 1999, the balance of accrued salary to the president was $360,000. This is in addition to the $68,147 owed to the Company's president for advances to the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%) relating to these purchases. These payables were due on demand; however, as of June 30, 1999, no principal payments had been made.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a. The following financial statements and schedules are filed herewith.

                          Garb Oil & Power Corporation

              Consolidated Balance Sheets - June 30, 1999 and 1998.

              Consolidated Statements of Operations - For the Years Ended June 30, 1999, 1998, 1997 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 1999

              Consolidated Statements of Stockholders' Equity - For the Period from Inception of the Development Stage (January 14,
              1981) through June 30, 1999

              Consolidated Statements of Cash Flows For the Years Ended June 30, 1999, 1998, 1997 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 1999

         b. During the fourth quarter of the year reported upon the Company filed no Form 8-K.

         c. The following exhibits are filed herewith or incorporated herein by reference. The SEC No. refers to the Exhibit Table in Item 601 of Regulation S-B.

Section  Exhibit
  No.      No.    Description                 Location
-------  -------  -------------------------   ----------------------------------
  3        3.1    Articles of Incorporation   Exhibit 3.1 of Registration
                  (as amended)                Statement on  Form 10, File No.
                                              0-14859

  3        3.2    By-Laws                     Exhibit 3.2 of Registration
                                              Statement on Form 10, File No.
                                              0-14859

 10       10.1    Employment Agreement with   Exhibit 10.5 of Registration
                  John Brewer                 Statement on Form 10, File No.
                                              0-14859

 10       10.2    Agreement with Giant Tire   Exhibit 10.4 of Form 10-KSB for
                  Recyclers, Inc.             June 30, 1997

 10       10.3    Project Development and     Exhibit 10.1 of Form 8-K dated
                  Construction Agreement      May 11, 1998
                  with Trenergy, Inc.

 10       10.4    Extension Agreement with    Filed herewith
                  Giant Tire Recyclers, Inc.

 10       10.5    Agreement between           Filed herewith
                  Garbalizer Machinery
                  Corporation and the
                  Company

 21       21.1    List of Subsidiaries        Exhibit 21.1 of Form 10-KSB for
                                              June 30, 1995

 27        27     Financial Data Schedule     Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GARB OIL & POWER CORPORATION


                                              By: /s/ John C. Brewer
                                                 ------------------------------
                                                 John C. Brewer, President

         DATED this 12th day of October, 1999


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date:    October 12, 1999      /s/ John C. Brewer
                                                 ------------------------------
                                                 John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


                  Date:    October 12, 1999      /s/ Charles Laver
                                                 ------------------------------
                                                 Charles Laver, Treasurer

         3. And by a majority of its Board of Directors.


                  Date:    October 12, 1999      /s/ John C. Brewer
                                                 ------------------------------
                                                 John C. Brewer, Director


                  Date:    October 12, 1999      /s/ Charles Laver
                                                 ------------------------------
                                                 Charles Laver, Director


                  Date:    October 12, 1999      /s/ Bill Vee Anderson
                                                 ------------------------------
                                                 Bill Vee Anderson, Director