Form 10QSB
period 1999-09-30
GARB OIL & POWER CORP
filed 1999-11-09
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1999

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

          1588 South Main Street, Suite 200 SALT LAKE CITY, UTAH 84105
                    (Address of Principal executive offices)

                                 (801) 832-9865
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

         The number of shares outstanding at September 30, 1999: 17,933,299

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $(none) in the three months ended September 30, 1999. General and Administrative expenses were ($41,145) in the current year's first quarter compared to ($29,624) in the prior year period. After inclusion of interest expense in the current year three month period of $12,584, the Company incurred a net loss of ($6,608) compared to a net loss of ($34,574) after interest expense of $4,950 for the prior year period.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 1999, contains the following statement: "As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note1."
         In the three months July 1, 1999 to September 30, 1999, Management has made changes that will help ensure that the Company will continue as a going concern (see notes to financial statements September 30, 1999). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         At September 30, 1999 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $240,609 and a current ratio (ratio of current assets to current liabilities) of approximately .55. At June 30, 1999, the Company had a deficit in working capital of $890,470 and a current ratio of approximately .27.

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

                          GARB OIL & POWER CORPORATION


Date: November 9, 1999     By  /s/ John C. Brewer
                              ------------------------
                              John C. Brewer, President
                              Principal Executive Officer


Date: November 9, 1999     By  /s/ Charles Laver
                              ------------------------
                              Charles Laver, Treasurer
                              Principal Financial and
                              Accounting Officer


                                      GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                               (DEVELOPMENT STAGE COMPANIES)
                                                CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999

                                                          ASSETS
                                                                                   Sept 30            June 30
                                                                                      1999              1999
                                                                                  (Unaudited)
CURRENT ASSETS:
         Cash in bank                                                              $  11,229         $  13,889
         Inventory                                                                    30,232            30,232
         Investment in available - for sale securities (note 2)                      252,000           290,625
                                                                                   ---------         ---------
                  TOTAL CURRENT ASSETS                                               293,461           334,746
                                                                                   ---------         ---------
PROPERTY AND EQUIPMENT:
         Office Equipment                                                              8,115             8,115
         Tools and Equipment                                                          30,099            30,099
         Building Improvements                                                         4,747             4,747
                                                                                     -------         ---------
                  Total Property and Equipment                                        42,961            42,961
         LESS: Accumulated Depreciation                                              (33,376)          (31,876)
                                                                                   ---------         ---------
         NET PROPERTY AND EQUIPMENT                                                    9,585            11,085
                                                                                   ---------         ---------
OTHER ASSETS:
         Patents - Net of Accumulated Amortization                                     1,925             2,158
                                                                                   ---------         ---------
         TOTAL ASSETS                                                              $ 304,971         $ 347,989
                                                                                   =========         =========

                                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
         Accounts payable                                                          $  58,555         $  73,998
         Notes payable - related parties (note 3)                                    303,493           303,493
         Accrued Interest (note 3)                                                   170,199           162,594
         Accrued expenses                                                              1,823             3,769
                                                                                   ---------         ---------
                  TOTAL CURRENT LIABILITIES                                        $ 534,070         $ 543,855
                                                                                   ---------         ---------
SUBORDINATED LOANS - LONG TERM:
         Cash loans (note 4)                                                         171,361           171,361
         Wages payable (note 4)                                                      372,000           360,000
                                                                                   ---------         ---------
                  Total Long-term Liabilities                                        543,361           531,361
STOCKHOLDERS' DEFICIT:
         Common stock - 20,000,000 shares authorized;  No par value;  17,933,299
            shares issued at September 30, 1999 and at June 30, 1999               2,331,458         2,331,458
         Paid in capital (note 2)                                                     65,618
         Unrealized gain on available
            for sale securities (note 2)                                             186,382           290,625
         Deferred income                    (note 5)                                 150,000           150,000
         Accumulated deficit - prior to
            development stage                                                        (27,178)          (27,178)
         Deficit accumulate during the
            development stage                                                     (3,478,740)       (3,472,132)
         TOTAL STOCKHOLDERS' DEFICIT                                                (772,460)         (727,227)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $  304,971        $  347,989
                                                                                  ==========        ==========

See notes to consolidated financial statements


                                        GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                                (DEVELOPMENT STAGE COMPANIES)
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                                 AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                                       OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 1999



                                                                                                           For the Period from
                                                                                                             Inception of the
                                                                                                             Development Stage
                                                                      Three months                           (January 14,1981)
                                                                      ended Sep. 30,                               Through
                                                               1999                   1998                      Sep. 30, 1999
                                                               ----                  -----                      ------------
SALES AND OTHER REVENUES                                     $      0               $      0                     $ 1,115,988

LESS COST OF SALES                                                  0                      0                         533,857
                                                             --------               --------                     -----------

         NET                                                        0                      0                         582,131
                                                             --------               --------                     -----------

GENERAL AND
ADMINISTRATIVE EXPENSES                                        41,145                 29,624                       3,592,263
                                                             --------               --------                     -----------

INCOME (LOSS) FROM
OPERATION                                                     (41,145)               (29,624)                     (3,010,132)
                                                             --------               --------                     -----------

OTHER INCOME (EXPENSES):

         Write-off and
         abandonment of assets                                                                                      (431,690)
         Gain on sale of assets                                47,121                                                155,045
         Interest income                                                                                             147,810

         Interest expense                                     (12,584)                (4,950)                       (228,944)

         Minority Interest in
         losses of subsidiary                                                                                          5,383

         Loss on extinguishment
         of debt                                                                                                    (116,212)

         Total other income (loss)                            (34,537)                (4,950)                      (468,608)
                                                             --------               --------                     -----------

NET LOSS                                                     $ (6,608)              $(34,574)                    $(3,478,740)
                                                             ========               ========                     ===========
LOSS PER SHARE                                               $  (.001)              $  (.002)                    $     (0.20)
                                                             ========               ========                     ===========

See notes to consolidated financial statements


                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
           AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                 OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 1999

                                                                                                               For the Period from
                                                                                                                  Inception of the
                                                                                                                 Development Stage
                                                                               THREE MONTHS ENDED                (January 14, 1981)
                                                                                 SEPTEMBER 30                         Through
                                                                            1999               1998                 SEP. 30,1999
                                                                            ----               ----                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                              $  (6,608)           $(34,574)               $(3,478,740)
         Adjustments to reconcile net cash
           provided by (used in) operating
           activities:
                  Depreciation and amortization                             1,733               1,733                    109,426
                  Bad debt expense                                                                                       266,750
                  Gain on sale of assets                                  (47,121)                                       155,045)
                  Loss on extinguishment of debt                                                                         116,212
                  Write-off and abandonment of assets                                                                    431,690
                  Stock issued for services & interest                                                                   175,261
           Changes in assets and liabilities:
                  Accrued interest receivable                                                                            (24,250)
                  Accounts receivable                                                                                   (138,699)
                  Contract receivable                                                                                   (242,500)
                  Income Tax refund                                                                                          537
                  Inventory                                                                                               62,494
                  Accounts payable                                        (17,389)              7,741                     47,236
                  Advances payable                                                                                      (120,106)
                  Notes payable                                                                                                -
                  Accrued payroll                                          12,000              12,000                    372,000
                  Accrued interest payable                                  7,605              (4,950)                   360,862
                  Other current liabilities                                     -                                        240,954
                  Deferred income                                                                                        128,000
                                                                        ---------            --------                -----------
                    Net Cash used in
                    Operating activities                                  (49,780)             (8,150)                (1,847,918)
                                                                        ---------            --------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Construction in progress                                                                                     (2,937,790)
         Cash acquired from Garbalizer Machinery                                                                             899
         Net (advances) payment (to)/from related party                                                                  (83,609)
         Purchase of treasury stock                                                                                      (10,009)
         Increase (decrease) of other stock                                                                           (1,956,733)
         Purchase of property and equipment                                                                              (60,412)
         Proceeds from sale of available for sale securities               47,121                                         97,121
         Proceeds form sales of assets                                                                                     9,500
                                                                                                                     -----------
               (Net Cash Provided by (Used In) Investing Activities        47,121                                     (4,941,033)
                                                                        ---------            --------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from (payments on) notes
             payable - related party                                                                                     299,841
         Proceeds from bank loans                                                                                      4,636,647
         Sale of common stock                                                                                          2,007,217
         Contributions to capital by parent company                                                                      356,402
         Principal payments on bank loans                                                                               (500,000)
                                                                                                                     -----------
               Net Cash Provided By Financing Activities                        -                   -                  6,800,107
                                                                        ---------            --------                -----------
Net Increase (Decrease) In Cash And Cash Equivalents                    $  (2,660)           $ (8,150)                    11,155
Net Cash and Cash Equivalents at Beginning of period                       13,889               5,954                         74
                                                                        ---------            --------                -----------
Net Cash and CASH Equivalents at End of Period                          $  11,229            $ (2,196)               $    11,229
                                                                        =========            ========                ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1999(UNAUDITED) AND JUNE 30, 1999

NOTE 1--CONDENSED FINANCIAL STATEMENTS

           The balance sheet as of SEPTEMBER 30, 1999, and the related statements of operations and cash flows for the three months ended September 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999, and for the three months ended September 30, 1999 and 1998, have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999, annual report on Form 10-KSB. The results of operations for the three months ended September 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Investment in Securities

         The Recyclenet shares owned by the Company are classified as available for sale securities and are stated at fair value. They are carried on the books at the cost to GCA (Parent Company) which were then given to Garb-Oil as a contribution to capital. The excess of market over cost is carried as unrealized gain.

Note 3 - Notes Payable - Related Parties

         See note 5 to the audited financial statements June 30, 1999. These notes payable plus the interest accrued are payable to major stockholders of the Company. While they are properly classified as current, it is unlikely any demand for payment will be made.

Note 4 - Subordinated Loans - Long Term

         These amount were carried as current liabilities on the financial statements June 30, 1999 and are payable to the Company's largest stockholder. On September30, 1999 this Officer and stockholder agreed to subordinate these loans to all creditors for a period of two years.

Note 5 - Deferred Income

         See note 7 to financial statements June 30, 1999. This amount was carried as a current liability on the financial statements June 30, 1999. Management believes this classification is in error as it is not a liability and will not be repaid and will become income if the option is not exercised. The contract clearly states that the option is non-refundable and will be forfeited if the option is not exercised.