Form 10QSB
period 1999-12-31
GARB OIL & POWER CORP
filed 2000-02-07
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: December 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM N/A TO __________
                               ---------

                        COMMISSION FILE NUMBER: 0-14859


                          GARB-OIL & POWER CORPORATION
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    UTAH                                   87-0296694
                  --------                               ------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                        1588 South Main Street, Suite 200
                           SALT LAKE CITY, UTAH 84115
                        --------------------------------
                    (Address of Principal executive offices)

                                 (801) 832-9865
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]   NO [ ]


         The number of shares outstanding at December 31, 1999: 17,933,299

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


A. Results of Operations

         The Company received revenue of $(none) in the three months ended December 31, 1999. General and Administrative expenses were ($105,394) in the current year's first quarter compared to ($57,566) in the prior year period. After inclusion of interest expense in the current year six month period of $36,315 the Company incurred a net loss of ($62,554) compared to a net loss of ($67,466) after interest expense of $9,900 for the prior year period.

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

         In the six months July 1, 1999 to December 31, 1999, Management has made changes that will help ensure that the Company will continue as a going concern (see notes to financial statements December 31, 1999). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Company has received United States Patent No. 5,299,748 on the OTR Tire Disintegrator System design which expires April 5, 2011 Patent No. 5,590,838 which expires January 7, 2014 and Patent No. 6,015,105 which expires January 18, 2017. An additional patent was granted in Canada on July 6, 1999 as Canadian Patent No. 2,178,326 and will expire March 23, 2015.

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

         The system known as the "Garbalizer Shredder" has a thirty year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen U.S., and six foreign patents all of which have expired except one U.S. patent, number 4927088 which expires May 22, 2007.

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

UTTI Tire Repair and Resale Business0

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

Patents, Trademarks and Proprietary Data

         The Company has received three United States patents on the OTR Tire Disintegrator System design. The patents expire in the year 2011, 2014 and 2017. An additional patent was issued in Canada which expires in 2015..

         The Company does not hold patents on the plant and process to be used in connection with its proposed electricity, co-generation plants or nuclear remediation.

         The Company owns the following unexpired patents in connection with the Garb-Oil Pyrolysis Process:

         United States Patents:
         -------------------------
         Pyrolysis Process  Patent No. 4,402,791 Patent Expires 09/30/00

         A foreign patent has also been granted in Canada.

         In connection with the Garbalizer Shredder design, the Company owns United States patent number 4,927,088 that expires May 22, 2007.

         In addition to the above patents, the Company has the following patents which relate to Tar Sand development:

         Hydropulper & Classifier for Tar Sand Application Patent No. 3,814,336

         Improvement Patents for Tar Sands  Process Patent No. 4,361,476

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

ITEM 2. DESCRIPTION OF PROPERTY

         After more than twenty one years at the same location the Company has moved it's executive offices to 1588, South Main Street, Second Floor, Suite 200, Salt Lake City, Utah 84115 with an office area of approximately 1300 square feet. The premises are being leased from Utah Auto Dealers Association an unrelated third party, on a monthly basis. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease.

B. Liquidity, Cash Flow and Capital Resources

         $24,000 of wages payable to the company's President were accrued, rather than paid, during the period.

         At December 31, 1999 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $246,877 and a current ratio (ratio of current assets to current liabilities) of approximately .55. At June 30, 1999, the Company had a deficit in working capital of $890,470 and a current ratio of approximately .27.

         Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.

                                    PART II.
                                    --------

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

                          GARB OIL & POWER CORPORATION

Date: February 7, 2000                   By /s/ John C. Brewer
                                            --------------------------
                                            John C. Brewer, President
                                            Principal Executive Officer

Date: February 7, 2000                   By /s/ Charles Laver
                                            --------------------------
                                            Charles Laver, Treasurer
                                            Principal Financial and
                                            Accounting Officer

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                 December 31, 1999 (UNAUDITED) AND JUNE 30, 1999

                                     ASSETS

                                                                        Dec 31,           June 30,
                                                                         1999              1999
                                                                       ---------        ---------
                                                                      (Unaudited)
CURRENT ASSETS:
         Cash in bank                                                  $  15,413        $  13,889
         Inventory                                                        30,232           30,232
         Investment in available -
           for sale securities (note 2)                                  267,600          290,625
                                                                       ---------        ---------
                  TOTAL CURRENT ASSETS                                   313,245          334,746
                                                                       ---------        ---------
PROPERTY AND EQUIPMENT:
         Office Equipment                                                 10,770            8,115
         Tools and Equipment                                              30,099           30,099
         Building Improvements                                             8,022            4,747
                                                                       ---------        ---------
                  Total Property and Equipment                            48,891           42,961
         LESS: Accumulated Depreciation                                  (35,176)         (31,876)
                                                                       ---------        ---------
         NET PROPERTY AND EQUIPMENT                                       13,715           11,085
                                                                       ---------        ---------
OTHER ASSETS:
         Patents - Net of Accumulated Amortization                         1,692            2,158
                                                                       ---------        ---------
         TOTAL ASSETS                                                  $ 328,652        $ 347,989
                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                              $  77,428        $  73,998
         Notes payable - related parties (note 3)                        304,522          303,493
         Accrued Interest (note 3)                                       176,004          162,594
         Accrued expenses                                                  2,168            3,769
                                                                       ---------        ---------
                  TOTAL CURRENT LIABILITIES                            $ 560,122        $ 543,855
                                                                       ---------        ---------
SUBORDINATED LOANS - LONG TERM:
         Cash loans (note 4)                                             170,151          171,361
         Wages payable (note 4)                                          384,000          360,000
                                                                       ---------        ---------
                  Total Long-term Liabilities                            554,151          531,361
STOCKHOLDERS' DEFICIT:
         Common stock - 20,000,000 shares authorized;
            No par value;  17,933,299 shares issued
            at December 31, 1999 and at June 30, 1999                  2,331,458        2,331,458
         Paid in capital (note 2)                                         96,865
         Unrealized gain on available
            for sale securities (note 2)                                 197,920          290,625
         Deferred income   (note 5)                                      150,000          150,000
         Accumulated deficit - prior to
            development stage                                            (27,178)         (27,178)
         Accumulated deficit during the
            development stage                                         (3,534,686)      (3,472,132)
                                                                       ---------        ---------
         TOTAL STOCKHOLDERS' DEFICIT                                    (785,621)        (727,227)
                                                                       ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 328,652        $ 347,989
                                                                       =========        =========

See notes to consolidated financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
  AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY 14, 1981)
                       THRU DECEMBER 31, 1999 (UNAUDITED)

                                                                                                              For the Period from
                                                                                                                Inception of the
                                                                                                                Development Stage
                                                     Three months                    Six Months                (January 14,1981)
                                                    ended Dec. 31,                  ended Dec. 31,                   Through
                                                 1999            1998             1999            1998             Dec. 31, 1999
                                              --------         --------         --------       --------             -----------
SALES AND OTHER REVENUES                             0                0                0              0              $1,115,988
LESS COST OF SALES                                   0                0                0              0                 533,857
                                              --------         --------         --------       --------             -----------
         NET                                         0                0                0              0                 582,131
                                              --------         --------         --------       --------             -----------
GENERAL AND
  ADMINISTRATIVE EXPENSES                       64,249           27,942          105,394         57,566               3,656,512
                                              --------         --------         --------       --------             -----------
INCOME(LOSS)FROM
  OPERATION                                    (64,249)         (27,942)        (105,394)       (57,566)             (3,074,381)
                                              --------         --------         --------       --------             -----------
OTHER INCOME (EXPENSES):
  Write-off and
    abandonment of assets                                                                                              (431,690)
  Gain on sale of assets                        32,034                            79,155                                187,079
  Interest income                                                                                                     147,810
  Interest expense                             (23,731)          (4,950)         (36,315)        (9,900)               (252,675)
  Minority Interest in
    losses of subsidiary                                                                                                  5,383
  Loss on extinguishment
    of debt                                                                                                            (116,212)
                                              --------         --------         --------       --------             -----------
      Total other income (loss)                  8,303           (4,950)          42,840         (9,900)               (460,305)
                                              --------         --------         --------       --------             -----------
NET LOSS                                      $(55,946)        $(32,892)        $(62,554)      $(67,466)            $(3,534,686)
                                              ========         ========         ========       ========             ===========
LOSS PER SHARE                                $  (.003)        $  (.002)        $  (.004)      $  (.004)            $     (0.20)
                                              ========         ========         ========       ========             ===========

See notes to financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
           AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                 OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 1999
                                                                                                        For the Period from
                                                                                                          Inception of the
                                                                                                         Development Stage
                                                                       SIX MONTHS ENDED                 (January 14, 1981)
                                                                          DECEMBER 31,                       Through
                                                                    1999                1998              DEC. 31, 1999
                                                                    ----                ----              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                             $ (62,554)            $(67,466)            $(3,534,686)
  Adjustments to reconcile net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 3,766                3,466                 111,459
      Bad debt expense                                                                                         266,750
      Gain on sale of assets                                      (79,155)                                    (187,079)
      Loss on extinguishment of debt                                                                           116,212
      Write-off and abandonment of assets                                                                      431,690
      Stock issued for services & interest                                                                     175,261
 Changes in assets and liabilities:
      Accrued interest receivable                                                                              (24,250)
      Accounts receivable                                                               16,403                (138,699)
      Contract receivable                                                                                     (242,500)
      Income Tax refund                                                                                            537
      Inventory                                                                                                 62,494
      Accounts payable                                              1,829                7,758                  66,454
      Advances payable                                                                                        (120,106)
      Accrued payroll                                              24,000               24,000                 384,000
      Accrued interest payable                                     13,410                9,900                 366,667
      Other current liabilities                                                                                240,954
      Deferred income                                                                                          128,000
                                                                  -------               ------              ----------
        Net Cash used in
          Operating activities                                    (98,704)              (5,939)             (1,896,842)
                                                                  -------               ------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction in progress                                                                                  (2,937,790)
  Cash acquired from Garbalizer Machinery                                                                          899
  Net (advances) payment
    (to)/from related party                                        (1,210)                                     (84,819)
  Purchase of treasury stock                                                                                   (10,009)
  Increase (decrease) of other assets                                                                       (1,956,733)
  Purchase of property and equipment                               (5,930)                                     (66,342)
  Proceeds from sale of available
    for sale securities                                           106,340                                      156,340
  Proceeds form sales of assets                                                                                  9,500
                                                                  -------               ------              ----------
  Net Cash Provided by (Used In)
    Investing Activities                                           99,200                                   (4,888,954)
                                                                  -------               ------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) notes
    payable - related party                                         1,029                                      300,870
  Proceeds from bank loans                                                                                   4,636,647
  Sale of common stock                                                                                       2,007,217
  Contributions to capital by parent company                                                                   356,402
  Principal payments on bank loans                                                                            (500,000)
                                                                  -------               ------              ----------
    Net Cash Provided By Financing Activities                       1,029                    -               6,801,135
                                                                  -------               ------              ----------
Net Increase (Decrease) In Cash And Cash Equivalents              $ 1,524              $(5,939)                 15,339
Net Cash at Beginning of period                                    13,889                5,954                      74
                                                                  -------               ------              ----------
Net Cash at End of Period                                        $ 15,413              $    14              $   15,413
                                                                 ========              =======              ==========

See notes to financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1999(UNAUDITED) AND JUNE 30, 1999

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The balance sheet as of DECEMBER 31, 1999, and the related statements of operations and cash flows for the three months ended December 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1999, and for the six months ended December 31, 1999 and 1998, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999, annual report on Form 10-KSB. The results of operations for the six months ended December 31, 1999 and 1998, are not necessarily indicative of the operating results to be expected for the full year.

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