Form 10QSB
period 2000-03-31
GARB OIL & POWER CORP
filed 2000-05-15
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

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

                        1588 South Main Street, Suite 200
                           SALT LAKE CITY, UTAH 84115
                           --------------------------
                    (Address of Principal executive offices)

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

YES   X   NO
    -----

         The number of shares outstanding at December 31, 1999:  17,933,299

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

   A. Results of Operations

         The Company received revenue of $(none) in the three months ended March 31, 2000. General and Administrative expenses were ($150,094) in the current year's nine month period compared to ($121,815) in the prior year period. After inclusion of interest expense in the current year nine month period of $49,743 the Company incurred a net loss of ($15,610) compared to a net loss of ($123,412) after interest expense of $9,900 for the prior year period.

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

         In the nine months July 1, 1999 to March 31, 2000, Management has made changes that will help ensure that the Company will continue as a going concern (see notes to financial statements March 31, 2000). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

B. Liquidity, Cash Flow and Capital Resources

         $36,000 of wages payable to the company's President were accrued, rather than paid, during the period.

         At March 31, 2000 the Company had a deficit in working capital (current Liabilities in excess of current assets) of $56,109 and a current ratio (ratio of current assets to current liabilities) of approximately .88. At June 30, 1999, the Company had a deficit in working capital of $890,470 and a current ratio of approximately .27. Other than its 5 year office lease and accounts payables, the Company is not subject to any material commitments for capital expenditures.

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

                                          GARB OIL & POWER CORPORATION

Date: May 15, 2000                        By  /s/ John C. Brewer
                                              -------------------------------
                                              John C. Brewer, President
                                              Principal Executive Officer

Date: May 15, 2000                        By /s/ Charles Laver
                                              -------------------------------
                                              Charles Laver, Treasurer
                                              Principal Financial and
                                              Accounting Officer

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 2000 AND JUNE 30, 1999

                                     ASSETS

                                                                  March 31           June 30
                                                                    2000               1999
                                                                -----------         -----------

CURRENT ASSETS:
         Cash in bank                                               $17,307             $13,889
         Inventory                                                   30,232              30,232
         Investment in available -
           for sale securities (note 2)                             382,500             290,625
                                                                -----------         -----------
         TOTAL CURRENT ASSETS                                       430,039             334,746
                                                                -----------         -----------
PROPERTY AND EQUIPMENT:
         Office Equipment                                            11,658               8,115
         Tools and Equipment                                         30,099              30,099
         Building Improvements                                        8,022               4,747
                                                                -----------         -----------
                  Total Property and Equipment                       49,779              42,961

         LESS: Accumulated Depreciation                             (37,176)            (31,876)
                                                                -----------         -----------
         NET PROPERTY AND EQUIPMENT                                  12,603              11,085
                                                                -----------         -----------
OTHER ASSETS:
         Patents - Net of Accumulated Amortization                    1,459               2,158
                                                                -----------         -----------
         TOTAL ASSETS                                             $ 444,101           $ 347,989
                                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                           $67,264            $ 73,998
         Notes payable - related parties (note 3)                   233,493             303,493
         Accrued Interest (note 3)                                  183,009             162,594
         Accrued expenses                                             2,382               3,770
                                                                -----------         -----------
         Deferred income   (note 5)                                 150,000             150,000
                  TOTAL CURRENT LIABILITIES                        $636,148            $693,855
                                                                -----------         -----------
SUBORDINATED LOANS - LONG TERM:
         Cash loans (note 4)                                       $169,168          $  171,361
         Wages payable (note 4)                                     396,000             360,000
                                                                -----------         -----------
                  Total Long-term Liabilities                       565,168             531,361
                                                                -----------         -----------
STOCKHOLDERS' DEFICIT:
         Common stock - 20,000,000 shares authorized;
            No par value;  17,933,299 shares issued
            at December 31, 1999 and at June 30, 1999             2,331,458           2,331,458
         Paid in capital                                             96,865
         Unrealized gain on available
            for sale securities (note 2)                            329,381             290,625
         Accumulated deficit - prior to
            development stage                                       (27,178)            (27,178)
         Accumulated deficit during the
            development stage                                   $(3,487,741)        $(3,472,132)
                                                                -----------         -----------
         TOTAL STOCKHOLDERS' DEFICIT                               (757,215)           (877,227)
                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 444,101           $ 347,989
                                                                ===========         ===========

                 See notes to consolidated financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
  AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY 14, 1981)
                         THRU MARCH 31, 2000 (UNAUDITED)


                                                                                          For the Period from
                                                                                            Inception of the
                                                                                            Development Stage
                                        Three Months Ended           Nine Months Ended     (January 14, 1981)
                                          March 31, 2000               March 31, 2000          Through
                                        2000        1999             2000           1999     March 31, 2000
                                    ---------    ---------        ---------       --------     -----------
SALES AND OTHER REVENUES                    0            0                0              0      $1,115,988

LESS COST OF SALES                          0            0                0              0         533,857
                                    ---------    ---------        ---------       --------     -----------
         NET                                0            0                0              0         582,131
                                    ---------    ---------        ---------       --------     -----------
GENERAL AND
  ADMINISTRATIVE EXPENSES              44,700       64,249          150,094        121,815       3,701,212
                                    ---------    ---------        ---------       --------     -----------
INCOME(LOSS)FROM
  OPERATION                           (44,700)     (64,249)        (150,094)      (121,815)     (3,119,081)
                                    ---------    ---------        ---------       --------     -----------
OTHER INCOME (EXPENSES):
         Write-off and
         abandonment of assets                                                                    (431,690)
         Gain on sale of assets       105,072       32,034          184,227         32,034         292,151
         Interest income                    -                             -              -         147,810
         Interest expense             (13,428)     (23,731)         (49,743)       (33,651)       (266,103)
         Minority Interest in
         losses of subsidiary                                                                        5,383
         Loss on extinguishment
         of debt                                                                                  (116,212)
                                    ---------    ---------        ---------       --------     -----------
         Total other income (loss)  $  91,644    $   8,303        $ 134,484       $ (1,617)    $  (368,661)
                                    ---------    ---------        ---------       --------     -----------
NET LOSS                             $ 46,944     $(55,946)       $ (15,610)     $(123,432)    $(3,487,742)
                                     ========     ========        =========      =========     ===========
LOSS PER SHARE                       $( .0026)      $(.003)        $  (.001)       $ (.007)        $ (.019)
                                     ========     ========        =========      =========     ===========

See notes to financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
           AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                   OF THE DEVELOPMENT STAGE) TO MARCH 31, 2000
                                                                                                           For the Period from
                                                                                                            Inception of the
                                                                                                            Development Stage
                                                                            NINE MONTHS ENDED              (January 14, 1981)
                                                                                 MARCH 31                       Through
                                                                          2000              1999             MARCH 31, 2000
                                                                          ----              ----             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                             $ (15,609)          $(568,799)         $(3,487,741)
         Adjustments to reconcile net cash
           provided by (used in) operating
           activities:
                  Depreciation and amortization                            5,999               5,199              113,692
                  Bad debt expense                                                                                266,750
                  Gain on sale of assets                                                                           (5,364)
                  Gain on sale of available-for sale
                    securities                                                                                   (102,560)
                  Gain on marketable securities                           38,756                                   38,756
                  Loss on extinguishment of debt                                                                  116,212
                  Write-off and abandonment of assets                                                             431,690
                  Stock issued for services & interest                                                            122,701
                  Available for sale securities
                    issued for services                                                                            52,560
         Changes in assets and liabilities:
                  Accrued interest receivable                                                                     (24,250)
                  Accounts receivable                                                                              11,645
                  Contract receivable                                                                            (242,500)
                  Accounts receivable-related party                                          195,474             (150,344)
                  Income Tax refund                                                                                   537
                  Inventory                                                                  (30,000)              62,494
                  Accounts payable                                        (8,122)            116,413               58,258
                  Advances payable                                                                               (120,106)
                  Accrued payroll                                         36,000              36,000              396,000
                  Accrued expenses                                                                                 (1,755)
                  Accrued interest payable                                20,415              73,540              373,672
                  Other current liabilities                                                                       240,954
                  Deferred income                                                                                 128,000
                                                                    ------------       -------------        -------------
                    Net Cash used in
                    Operating activities                                 $77,439          $( 172,173)         $(1,720,699)
                                                                    ------------       -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Construction in progress                                                                             $(2,937,790)
         Cash acquired from Garbalizer Machinery                                                                      899
         Net (advances) payment
            (to)/from related party                                       (2,193)            (85,802)
         Purchase of treasury stock                                                                               (10,009)
         Increase (decrease) of other assets                                                                   (1,956,733)
         Purchase of property and equipment                               (6,818)            (67,230)
         Purchase of marketable securities                               (91,875)           (110,000)             (91,875)
         Proceeds from sale of available
           for sale securities                                                                                     50,000
         Proceeds form sales of assets                                                                              9,500
                                                                    ------------       -------------        -------------
            (Net Cash Provided by (Used In)
            Investing Activities                                       $(100,886)          $(110,000)         $(5,089,040)
                                                                    ------------       -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from (payments on) notes
           payable - related party                                       (70,000)             88,493              229,841
         Proceeds from bank loans                                                             60,000            4,636,647
         Sale of common stock                                                                158,973            2,007,217
         Contributions to capital by parent company                       96,865                                  453,267
         Principal payments on bank loans                                                                        (500,000)
                                                                    ------------       -------------        -------------
             Net Cash Provided By Financing Activities                   $26,865            $307,466           $6,826,972
                                                                    ------------       -------------        -------------
Net Increase (Decrease) In Cash And Cash Equivalents                     $ 3,418            $(25,293)           $  17,233
Net Cash at Beginning of period                                           13,889               5,954                   74
                                                                    ------------       -------------        -------------
Net Cash at End of Period                                               $ 17,307            $ 31,247             $ 17,307
                                                                    ============       =============        =============

See notes to financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   MARCH 31, 2000(UNAUDITED) AND JUNE 30, 1999

NOTE 1--CONDENSED FINANCIAL STATEMENTS

           The balance sheet as of March 31, 2000, and the related statements of operations and cash flows for the nine months ended March 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000, and for the nine months ended March 31, 2000 and 1999, have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999, annual report on Form 10-KSB. The results of operations for the nine months ended March 31, 2000 and 1999, are not necessarily indicative of the operating results to be expected for the full year.

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

Note 5 - Deferred Income

         See note 7 to financial statements June 30, 1999.

         This amount was carried as a current liability on the financial statements June 30, 1999. The option expired April 28, 2000 and was not exercised. The $150,000 option fee will be shown as income in the quarter ending June 30, 2000.