Form 10KSB
period 2000-06-30
GARB OIL & POWER CORP
filed 2000-09-28
CIK 798371

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-KSB



  [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2000

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 0-14859

                  GARB OIL & POWER CORPORATION
                  ----------------------------
      (Exact name of small business issuer in its charter)


          Utah                               87-0296694
          ----                               ----------
(State of other jurisdiction of             (I.R.S. Employer Ident. No.)
incorporation or organization)


                   1588 South Main Street, Suite 200
                      Salt Lake City, Utah 84115
                      --------------------------
               (Address of principal executive offices)


                            (801) 832-9865
                            --------------
            (Issuer's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: No par value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---   ---

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

     As of September 28, 2000, the aggregate value of the common voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and ask prices on such date, was $780,162.

     As of September 28, 2000, the Issuer had outstanding 17,943,299 shares of common stock (no par value).

     Transitional Small Business Disclosure Format   Yes X  No
                                                        ---   ---

                                     PART I

ITEM 1. BUSINESS.

Business Development.
---------------------

     Garb Oil & Power Corporation (the "Company")was incorporated under the laws of the State of Utah on September 11, 1972, under the name "Garb-Oil Corporation." The Company changed its name to "Garb Oil & Power Corporation in 1985."

     No material business developments occurred during the most recent fiscal year; however, certain material historical developments are discussed below under the heading "Business" to the extent that management believes such a discussion will promote a further understanding of the past, present and intended business operations of the Company.

Business.
---------

     The Company is in the business of developing and marketing processes that: (a) recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, (b) recover, repair and market truck tires of all sizes, and (c) utilize scrap tires and/or municipal waste to generate steam for the production of electricity. In this respect, the Company has designed a system that in management's opinion is capable of recovering used rubber from large off road tires.

     In 1999, the Company acquired certain assets from its sister corporation, Garbalizer Machinery Corporation ("GMC"), including the rights to manufacture and sell Garbalizer tire shredders. In addition, the Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

     The Company received no revenues in the fiscal year ended June 30, 2000, and at year end, its current liabilities exceeded its total assets by approximately $877,000. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities did not result in any sales during fiscal 1999, and they may not result in any sales during fiscal 2000.

     The Company has limited financial resources, and it is completely unclear if the Company will be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give any assurances that its plans to generate cash will be successful or that the Company can continue as an on going concern.

     OTR Tire Disintegrator System
     -----------------------------

     The Company has designed a system known as the "OTR Tire Disintegrator System," which management believes will be capable of recovering used rubber from large off road tires. In 1998, the Company substantially completed the engineering and design of the OTR Tire Disintegrator System, but has not yet constructed a commercially operating system. As discussed below, the Company granted an option to a third party to acquire a license to utilize the OTR Tire Disintegrator System in a stated territory. The option holder may not be successful in obtaining financing for that project.

     Commercially available tire shredders, including shredders made by the Company, are designed to process standard automobile and truck tires, which may include semi-trailer or over the road tires. Tires used on a variety of off road equipment such as graders, bulldozers and mining equipment cannot be processed directly by these shredders. Although these tires, which may weigh from 400 pounds to nine tons each, are less numerous than standard tires, the Company estimates that over 2,600,000 tons of large off road tires of all sizes require disposal in the United States each year. Current methods of disposal include land filling and surface disposal, which are accepted only due to the lack of a viable alternative. Most states have passed laws prohibiting land filling or storage of whole tires.

     The OTR Tire Disintegrator System uses mechanical means to remove the exterior rubber from large off road tire carcasses without shredding. After removal of non-rubber components, primary shredding and wire separation, the resulting particles are then processed into crumb rubber during secondary processing. The shredded particles could also be used as fuel or safely disposed of in a landfill. However, mamagement believes that the rubber particles will be of such high quality that landfill disposal or use as fuel will be unnecessary.

     The Company has prepared what it believes to be the final design of the OTR Tire Disintegrator System and has analyzed its expected performance. When the first OTR Tire Disintegrator System is built, it is expected that only slight modifications to the design will be required to maximize performance. It is also possible, although the Company does not anticipate this, that the OTR Tire Disintegrator System will not perform as planned when built.

     The Company has received United States Patent No.5,299,748 on the OTR Tire Disintegrator System design which expires April 5, 2011, and Patent No. 5,590,838 which expires January 7, 2014. An additional patent improvement has been filed and is currently pending in the United States. The additional patent improvement was granted in Canada on July 6, 1999, as Canadian Patent No. 2,178,326, and will expire on March 23, 2015.

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

     On April 28, 1997, the Company granted Giant Tire Recyclers, Inc. ("Giant") a Nevada corporation, an option to acquire a license to use the OTR Tire Disintegrator System. The price of the option was $150,000. Giant could have exercised the option at any time. In April, 1999, the Company and Giant amended the option to provide that the option would expire if not exercised by April 29, 2000, plus applicable notice and grace periods. The option expired in accordance with these terms, and all sums paid to the Company were retained as liquidated damages in accordance with the terms of the option.

     The option, as amended, gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Tire Disintegrator System in the states of Arizona, New Mexico and Nevada for a license fee of $1,315,000, less option payments prior to the time of exercise. The license fee includes two OTR Tire Disintegrator System machines and tools and equipment suitable to operate a truck tire repair business. If the option is not exercised, the agreement provides that amounts paid for the option are non-refundable. The Company cannot predict whether Giant will exercise the option. The Company believes Giant may require substantial additional financing in order to exercise the option.

     Shredding Systems
     -----------------

     On March 19, 1999, the Company acquired a patented shredding system from its sister company, GMC. See Part II, Item 12 "Certain Relationships and Related Transactions". This system became available when GMC merged with a Canadian Internet company, changed its name to "RecycleNet, Inc." and ceased its shredder business.

     The Company acquired from GMC all of its then existing assets, including the Garbalizer name and logo, patents, machinery designs and contract rights in exchange for assumption of all then existing indebtedness of GMC in the approximate amount of $500,000.

     The system known as the "Garbalizer Shredder" has a thirty year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen United States and six foreign patents all of which have expired except one United States patent and one Canadian patent. United States patent No 4927088 expires on May 22, 2007, and Canadian patent No. 1137949 expires on December 21, 1999.

     The Garbalizer Shredder employs a cutting method rather than the impact method embodied in hammer mills and grinders. This cutting method consists of a rotatable shaft or pair of shafts, supported by bearings, upon which are fixed a series of blade holders at 120 (Degree) or 180 (Degree) intervals around the shaft. The blade holders to which blades are attached are positioned along the length of the shaft so that their tips form a helix which tends to position the tires for cutting. Spacers to which no cutting blades are attached are located between each blade holder mounted on the rotatable shaft so that the rotating blades and the spacers form the cutting mechanism of the Garbalizer Shredder.

     The shredding mechanism for all of the electric-driven models is protected by fluid couplings, torque limiting couplings and overload relays in the electrical control system. If non-shredable material is encountered within the Garbalizer Shredders, the torque limiting or fluid coupling and relays stop the machines and protect the Garbalizer Shredders from serious damage. The rotatable shaft or shafts are driven by an electric motor or diesel electric system through a system of gear reducers. The diesel electric-driven mobile Garbalizer Shredder is protected from non-shredable items by similar couplings and overload relays that stop the Garbalizer Shredder if it becomes overloaded or jammed. If this happens on any of the Garbalizer Shredders, it is simple to reverse the rotor and remove the item or items that jammed or stopped the shredder. This and several additional unique and beneficial features of the Garbalizer Shredder reduce the time and effort required for maintenance.

     In operation, material to be shredded is placed on a conveyor and carried to the top of the hopper where it falls by gravity upon the rotating blade or blades or can be fed directly into the cutters by a patented controlled feeding system. The rotating blades position the material and cut it as it is forced between the stationary blades. The shredded material is then transported away from the machine by conveyor to be used as tire derived fuel, crumb rubber production or other processes that use shredded tires.

     Management believes that acquisition of the Garbalizer Shredder system and related marketable items from GMC will benefit the Company by allowing it to quote complete recycling systems more economically and efficiently.

     The Company's markets are the scrap tire disposal and recycling markets. There are numerous companies worldwide that sell competitive products in these markets. Management also believes that the design of the Garbalizer Shredder is equivalent or superior to competitive designs. However, some of the competitors are larger and better financed than the Company, and certain competitors may have a competitive advantage on the sale of stand alone shredders with respect to marketing prowess, financing terms, cost and perceived customer support.

     The Company advertises over the Internet and occasionally in printed magazine publications. The Company has representatives in certain areas that
represent the Company on a percentage of sales basis.   The Garbalizer
Shredders are offered in mobile and stationary models of various capacities, but there were no new product lines introduced during the past fiscal year.

     The Company can purchase mechanical, electrical, hydraulic components, steel and other items that are used in manufacturing its products from suppliers worldwide. Further, GMC determined that it could manufacture the Garbalizer Shredders more economically on a contract basis with local machine shops in lieu of its own manufacturing facilities and personnel. There are several machine shops located near the Company's offices with the required manufacturing and production capabilities to produce multiple shredders on a timely basis. The Company intends to continue this practice in the future.

     The Garbalizer Shredder takes approximately four to five months to construct. It is manufactured and assembled from stock alloy steel, gear reducers, drive units and motors. Any heavy equipment machine shop with standard machine technology can manufacture the shaft, blade holders, blades, spacers, hopper, structural frame and supports for the Garbalizer Shredder from standard alloy steel stock. The gear reducer, bearings, electric motor and related drive components are standard items available from several suppliers. The completed components are assembled into major units for shipping to the installation site by truck or railroad flat car. At the site, the major units can be field assembled with local construction or rigging workers who do not need previous experience with the Garbalizer Shredder. Location of the manufacturing facilities in close geographical proximity to the installation sites of potential customers is not considered by management to be a significant factor.

     Crumb Rubber Plants
     -------------------

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

     Trenergy Radioactive Waste Technology
     -------------------------------------

     On May 11, 1998, the Company entered into a Project Development and Construction Agreement with Trenergy Inc. ("Trenergy"). Pursuant to the Agreement, the Company has been engaged to provide consulting and analysis regarding the potential commercial application of Trenergy's unproven claimed technology to neutralize and remediate radioactive waste.

     Trenergy has reported to the Company that its technology has the potential of neutralizing radioactive waste. The Company has not verified Trenergy's claims. If true, Trenergy's technology would involve a substantial departure from current methodology and currently accepted scientific principles. Trenergy has informed the Company that it has applied for a patent on its technology. Filing of a patent application does not indicate that any third party has verified the validity of the technology.

     The Agreement with Trenergy is for five years, with renewal provisions, and gives the Company the right to build all systems and plants for Trenergy on a cost plus basis, which cannot exceed similar costs for similar projects. The Company is designated as Trenergy's exclusive agent to exploit the Trenergy technology outside of the United States, with the exception of the Republic of Belarus, Ukraine, Romania, Macedonia, Greece and Hungary. Trenergy and the Company intend to equally share license revenues from potential licenses of the Trenergy technology in the Company's territory; provided that Trenergy may negotiate the Company's compensation for licenses where Trenergy had initial discussions with the licensee. No licenses for the Trenergy technology have been granted as of the date of this Report, and it is possible that no such licenses will be granted in the future.

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

Tire Repair and Resale Business

     The Company's efforts have historically focused on reducing environmental problems such as disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994, the Company formed Utah Truck Tires, Inc. ("UTTI") as a-majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations.

     The Company is proposing joint ventures between used tire processing, sales and purchasers of tire shredders or OTR Tire Disintegrator Systems. To date, the Company does not have any agreements to establish such joint ventures. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit.

     The Company owns 55% of UTTI, which interest it received in exchange for its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $165,000 of seed capital to UTTI and who is an officer and a director of UTTI.

     Co-generation and Electrical Power Generation
     ---------------------------------------------

     Since 1982, the Company has been involved in planning and preparation for plants generating electricity or process steam to be fueled by scrap tires. Such plants may be built by the Company alone or in joint venture with others. During the past fiscal year, the Company has concentrated its efforts on other aspects of its business and has held only very preliminary discussions regarding the possibility of construction of such plants. To date the Company has not built any plants.

     The design which the Company developed for these plants calls for scrap tires to be shredded into hand sized pieces. The shredded tires are then burned in a fluidized bed combustor to produce steam, which may be used for the generation of electricity or may be used as process steam in nearby industrial plants.

     The Company received permits to construct the Rialto Power Plant from the South Coast Air Quality Management District, which determined that the project met all existing applicable pollution requirements. Based on this, the Company believes that a plant could be engineered to meet current pollution requirements. Although environmental permits were issued for the construction of the Rialto project, litigation with private citizens regarding compliance with California environmental laws delayed completion of the project. The Company and its joint venture partner determined that continuing with the project until the litigation was resolved would not be economically feasible, and the project was abandoned. With respect to the electrical power generation process, these types of difficulties are not uncommon. There can be no assurance that plants planned by the Company in the future will not become similarly embroiled in litigation.

     Pyrolysis
     ---------

     In addition to the direct use of tires as fuel, the Company has developed and patented the Garb-Oil Processes for pyrolytic reduction of tires.

     Pyrolytic reduction of tires occurs when scrap tires are first shredded into approximately three inch size pieces with a shredder developed by GMC. The three inch pieces are then heated in an oxygen free environment (processed in a Garb-Oil Pyrolytic Furnace) to reduce the shredded particles into hydrocarbon gases and char. Part of the hydrocarbon gas is condensed to recover oil by-products. The remaining gases, i.e., ethane, methane, butane and propane, are stored for use as fuel in the pyrolytic system. The char is crushed to liberate the metal for magnetic recovery to be sold to the steel industry as scrap. The crushed char can be used as a carbon additive to manufacture solid rubber products or used as additive in the polymer industries or as low grade activated carbon.

      During 1981, a demonstration-test facility was built in Mountlake Terrace, Washington. This test facility was used to test various construction materials that would be used in full size commercial plants. The test facility was later moved to Huntington, West Virginia. Although the test facility reduces tires by pyrolysis as designed, there is no guarantee that a full-scale production facility will ever be built or, if built, that it will operate on an economically and technically sound basis. In 1981, the Company licensed the pilot plant, but then terminated the license. During fiscal 1992, the entire receivable plus accrued interest thereon was written off to bad debt expense. The demonstration plant is being stored in Huntington, West Virginia, while the Company attempts to find a purchaser for the plant.

     The pyrolysis process meets all environmental laws and regulations. However, the permits needed to conduct this process are very hard to obtain and are expensive. The Company has not commercially exploited the pyrolysis technology to date and does not believe that the pyrolysis technology is financially feasible without heavy subsidies from governmental sources or other entities.

     Patents, Trademarks and Proprietary Data
     ----------------------------------------

     The Company has received two United States patents on the OTR Tire Disintegrator System design. The patents expire in the years 2011 and 2014. Additional patents are pending in the United States and Canada. The Company does not hold patents on the plant and process to be used in connection with its proposed electricity, co-generation plants or nuclear remediation.

     The Company owns the following unexpired patents in connection with the Garb-Oil Pyrolysis Process:

United States Patents:
----------------------                                    Expires

Pyrolysis Process         Patent No. 4,402,791            09/30/00
Patent

     A foreign patent has also been granted in Canada.

     In connection with the Garbalizer Shredder design, the Company owns United States patent No. 4,927,088 that expires on May 22, 2007, and Canadian patent No. 1,137,949 that expires on December 21, 1999.

     In addition to the above patents, the Company has the following patents which relate to Tar Sand development:

         Hydropulper & Classifier for Tar       Patent No. 3,814,336
         Sand Application

         Improvement Patents for Tar Sands      Patents No. 4,361,476
         Process

     The Company plans to exploit these patents if and when the Board of Directors of the Company determines that the financing and timing is appropriate. It is not expected that such exploitation will occur in the foreseeable future and accordingly, the patents have not been considered important to the Company's immediate future.

     Employees
     ---------

     The Company's President, John C. Brewer, it's Chief Engineer, Bill Anderson, and its employed secretary, each devote 40 hours or more per week to the Company's business. All additional work is performed on a contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

     Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

     The Company believes its relationship with its employees to be good. The Company is not a party to any collective bargaining agreement.

     Research and Development
     ------------------------

     During the fiscal years ended June 30, 2000, 1999, and 1998, the Company did not expend any funds on research and development activities.

     Environmental Regulation
     ------------------------

     Shredding and crumb rubber operations meet all environmental laws and regulations, are clean and require very little effort to procure permits. However, for power plants that use the shredded tires as fuel or pyrolysis plant technology, the permitting process is much more difficult. Although both of these processes meet all environmental laws and regulation, permits are very hard to obtain. Further, due to risk assessments and other tests required, permits can cost millions of dollars.

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

ITEM 2.  PROPERTIES.

      The Company's executive offices have been located at 1588 South Main Street, Suite 200, Salt Lake City, Utah 84115, for the past year. The offices occupy approximately 1400 square feet. The premises are being leased from Utah Auto Dealers Association, an unrelated third party, on a five year lease. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease. During the year ended June 30, 2000, the Company and UTTI paid approximately $16,056 to lease these facilities.

ITEM 3.  LEGAL PROCEEDINGS

     None; not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to stockholders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers, Inc.'s ("NASD") OTC Bulletin Board under the symbol "3GARB." On September 28, 1999, there were approximately 568 holders of record of the common stock of the Company, and management believes there were approximately 1,000 beneficial owners. During the years ended June 30, 2000, 1999 and 1998, the common stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated as reported by Wilson-Davis, Inc., a market-maker in the Company's stock.

            Period
         (Fiscal Year)                       High          Low
         -------------                       ----          ---

         1998

         1st Quarter                         .2188         .1875
         2nd Quarter                         .2188         .0938
         3rd Quarter                         .14           .10
         4th Quarter                         .52           .11

         1999

         1st Quarter                         .18           .17
         2nd Quarter                         .09           .08
         3rd Quarter                         .14           .13
         4th Quarter                         .13           .11

         2000

         1st Quarter                         .11           .09
         2nd Quarter                         .10           .06
         3rd Quarter                         .18           .06
         4th Quarter                         .14           .08

     The foregoing over-the-counter quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     Dividends
     ---------

     No cash dividends have been paid by the Company in the past, and dividends are not contemplated in the foreseeable future. Utah law currently prohibits the payment of dividends since the Company's liabilities exceed its assets. Dividends will be dependent directly upon the earnings of the Company, financial needs, and other similar unpredictable factors. For the foreseeable future, it is anticipated that any earnings that may be generated from the operations of the Company will be used to finance its operations and dividends will not be declared for shareholders. The Company is not subject to any contractual restrictions on the payment of dividends.

     Recent Sales of Unregistered Securities
     -----------------------------------------

      During the year ended June 30, 2000, the Company reflected the issuance of 10,000 shares of its common stock that were never cancelled by its transfer agent. The shares were valued at $0.10 per share. No underwriting commissions or similar fees were paid in connection with the sale. The Company believes the offer and sale was exempt from registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     Sales of "restricted securities" under Rule 144 of the Securities and Exchange Commission by members of management and other could have a substantial adverse effect on the present limited market for the Company's common stock. See Part II, Item 11.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Plan of Operation
     -----------------

     The Company is considered to be in the development stage. Therefore, management cannot say with certainty when significant revenues will be received from the Company's business.

     The auditor's report accompanying the Company's financial statements for the year ended June 30, 2000, contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     As discussed further in Part II, Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America ("GCA")transferred 1,061,668 shares of RecycleNet, Inc. ("RecycleNet") common stock to the Company. As of June 30, 2000, the Company had 460,800 of these shares remaining with a fair value of $82,944. These shares could be liquidated and utilized for settling various Company obligations. Management is pursuing other avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers of Garbalizer Shredders in establishing used tire joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System, and is exploring the synergies of its businesses
- such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. If any of such potential transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to John Brewer or other shareholders of the Company.

     Result of Operations
     ---------------------

     The start-up costs for UTTI were financed with a loan in the principal amount of $165,000 from the minority shareholder of UTTI, who is also an officer and director of UTTI. Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2000, the Company had a deficit in working capital (current liabilities in excess of current assets) of $918,715. The working capital deficit at June 30, 1999, was $890,470. The decrease in working capital was caused by the continued accrual of salary, accounts payable for expenses which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

     Other than its short term office lease and loans payable to affiliates, the Company, excluding UTTI, is not subject to any material commitments or capital expenditures. UTTI is obligated to its minority owner in the principal amount of $165,000. Such loan is now due on demand. The Company also made advances to UTTI to pay its operating expenses during its start-up phase.

     During the years ended June 30, 2000 and 1999, the Company recorded no revenue from the sale of tires from inventory by UTTI compared to tire sales of $4,625 in fiscal 1998.

     The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 2000 of $202,551 compared to losses of $194,275 and $163,251 for the years ended June 30, 1999 and 1998, respectively. Total expenses for 2000 were $202,551 compared to $194,275 in 1999 and $172,876 in 1998. Salaries and wages were $102,414 for
2000 compared to $76,073 for 1999 and $77,934 for 1998. Rental expenses were $23,256 in 2000, $14,716 in 1999 and $27,636 in 1998. Rental expense decreased in 1999 due to UTTI giving up their lease on its facility in March 1999. Rental expense increased in 1998 as a result of UTTI's facility and increased use of the offices shared with GMC. UTTI incurred $13,460 of direct costs of sales in 1998. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

     Net income for the year ended June 30, 2000 was $177,022 compared to net losses of $123,519 and $217,439 for the years ended June 30, 1999 and 1998, respectively. The 1998 net loss includes a $30,233 charge for the write down of shredder blades and gears held in inventory. On a per share basis, the net income for the year ended June 30, 2000 was $0.01 compared to net losses of ($0.01) in 1999 and 1998. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of a crumb rubber plant, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable.

     UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

     Liquidity
     ---------

     During the year ended June 30, 2000, the Company had a net increase in cash of $20,117. The increases in accrued salaries and interest payable were the primary sources of cash for operations for the year. The sale of RecycleNet's common stock was the primary source of cash from financing and investing activities. These proceeds included $206,082 of cash for the sale of 1,064,200 shares and $82,159 for 250,000 shares given to two shareholders for debt cancellation, and to a consultant for various services rendered. Such financing sources may not be available on an ongoing basis if the Company does not begin to generate revenue.

ITEM 7.  FINANCIAL STATEMENTS.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 2000 and 1999

                         C O N T E N T S

Independent Auditors' Report - HJ & Associates, LLC. . . . . . . . . . F-2

Independent Auditors' Report - Hansen, Barnett and Maxwell . . . . . . F-3

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations and Comprehensive Income . . . . F-6

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . F-8

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .  F-11

Notes to the Consolidated Financial Statements . . . . . . . . . . .  F-13

To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for the year ending June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electricity by burning used rubber, pyrolysis (extraction of oil, carbon and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
September 1, 2000

To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 1999, and for the period from January 14, 1981 (date of inception of the development stage) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Garb Oil & Power Corporation and Subsidiaries (a development stage company) for the year ended June 30, 1993 and for the four years in the period ended June 30, 1993 were audited by other auditors whose report dated September 28, 1993, did not express an opinion on the financial statements for June 30, 1993 and included an explanatory paragraph that described the uncertainty regarding the basis of presentation discussed in Note 1 to the consolidated financial statements.
Our opinion, insofar as it relates to the amounts for those years, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ending June 30, 1999 and cumulative for the period from January 14, 1981 through June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in developing technology related to production of electricity by burning used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hansen, Barnett & Maxwell
Salt Lake City, Utah
September 10, 1999

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                      June 30, 2000 and 1999

                              ASSETS

                                                               June 30,

                                                 2000             1999
CURRENT ASSETS

     Cash in bank                         $        34,006     $        13,889
     Inventory                                     30,232              30,232
     Investment in available-for-sale securities   82,943             290,625

          Total Current Assets                    147,181             334,746

PROPERTY AND EQUIPMENT

     Office equipment                              11,658               8,115
     Tools and equipment                           30,099              30,099
     Building improvements                          8,022               4,747

          Total Property and Equipment             49,779              42,961

          Less:  accumulated depreciation         (39,176)            (31,876)

          Net property and equipment               10,603              11,085

OTHER ASSETS

     Patents - net of accumulated amortization      1,226               2,158

          Total Other Assets                        1,226               2,158

          TOTAL ASSETS                    $       159,010     $       347,989

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)
                      June 30, 2000 and 1999

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        June 30,
                       2000                1999
CURRENT LIABILITIES

     Accounts payable                     $        65,062     $        73,998
     Notes payable - related parties              400,540             474,855
     Deferred income                               -                  150,000
     Accrued interest                             190,014             162,594
     Accrued expenses                               2,280               3,769
     Wages payable                                408,000             360,000

          Total Current Liabilities             1,065,896           1,225,216

          Total Liabilities                     1,065,896           1,225,216

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; (no par value) 20,000,000
      shares authorized; 17,943,299 and
      17,933,299 shares authorized and
      outstanding, respectively                 2,332,458           2,331,458
     Unrealized gain on available-for-sale
      securities                                   82,944             290,625
     Accumulated deficit - prior to development
      stage                                       (27,178)            (27,178)
     Accumulated deficit during the development
      stage                                    (3,295,110)         (3,472,132)

          Total Stockholders' Equity (Deficit)   (906,886)           (877,227)

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)              $       159,010     $       347,989

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
  Consolidated Statements of Operations and Comprehensive Income
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2000         1999        1998         2000

REVENUES

 Tire sales                   $        -  $       -   $   4,625 $  117,932
 Equipment sales                       -          -         -      595,723
 Other revenues                        -          -       5,000    402,333

  Total Revenues                       -          -       9,625  1,115,988

EXPENSES

 Cost of sales                         -          -      13,460     60,020
 Cost of equipment                     -          -         -      473,837
 Bad debt                              -          -         -      266,750
 Salary and wages                    102,414   76,073    77,934  1,502,946
 Sales commissions                     -          -       2,750     27,785
 Office                                8,066    5,142     7,955    154,150
 Rent                                 23,256   14,716    27,636    239,891
 Telephone                             4,283    1,545     3,957    106,298
 Professional fees                    26,930   69,737    17,313    479,634
 Finders' fee                          -          -         -      145,000
 Insurance                             5,652    1,705     5,052     88,161
 Taxes and licenses                    5,361    6,548     3,305    110,022
 Travel                                3,836    5,721     3,416    221,146
 Promotion and entertainment           -          -         -       14,053
 Testing                               -          -         -       27,073
 Advertising                           1,269    5,133       200    145,816
 Amortization                            932      932       932     53,034
 Depreciation                          7,300    6,039     7,377     62,891
 Consulting fee                        -          -         -       19,737
 Stockholders' meetings                -          -         -          670
 Parking                                 330      440       990     11,544
 Subcontractors                        -          -         -       40,138
 Auto expense                          -          -         -        4,417
 Repairs and maintenance               -          -         116      3,982
 Other                                12,922      544       483     28,531

  Total Expense                     $202,551 $194,275  $172,876 $4,287,526

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Continued)
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2000         1999        1998         2000

OPERATING LOSS             $(202,551)   $(194,275)  $(163,251)   $(3,171,538)

OTHER INCOME (EXPENSES)

 Write-off and abandonment
  of assets                      -            -       (30,233)      (431,690)
 Gain on sale of assets      288,241      102,560       4,709        396,165
 Interest income                 -            -           -          147,810
 Interest expense            (65,978)     (31,804)    (28,664)      (282,338)
 Minority interest in losses
 of subsidiary                   -            -           -            5,383
 Income from expired option  150,000          -           -          150,000

  Total Other Income
  (Expense)                  372,263       70,756     (54,188)       (14,670)

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS         169,712     (123,519)   (217,439)    (3,186,208)

EXTRAORDINARY ITEMS

 Loss on extinguishment of
 debt                            -            -           -         (116,212)
 Gain on forgiveness of debt   7,310          -           -            7,310

  Total Extraordinary Gain
  (Loss)                       7,310          -           -         (108,902)

NET INCOME (LOSS)            177,022     (123,519)   (217,439)    (3,295,110)

OTHER COMPREHENSIVE INCOME

 Unrealized income sale on
  available for sale
  securities                (207,681)     290,625         -           82,944

  Total Other Comprehensive
   Income (Loss)            (207,681)     290,625         -           82,944

COMPREHENSIVE INCOME (LOSS)$ (30,659)  $  167,106   $(217,439)   $(3,212,166)

BASIC INCOME (LOSS) PER
SHARE                      $    0.01   $    (0.01)  $   (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    17,943,299   17,411,573  17,028,299

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Unrealized
                                                        Gain on
                                       Common Stock    Investment  Accumulated
                                    shares    Amount In Securities  Deficit
Balance, January 14, 1981       12,833,333     $ 61,894   $     -  $(27,178)
Stock issued to satisfy current
 liabilities:
  June 1983 - $2.94 per share       82,000      240,889         -       -
Stock issued to satisfy related
 party liabilities:
  November 1993-$0.20 per share     64,310       12,882         -       -
  December 1993-$0.14 per share     87,000       12,200         -       -
  November 1994-$0.21 per share     25,000        5,342         -       -
Stock issued for services:
  May 1981-$0.20 per share           5,000        8,000         -       -
  May 1983-$1.50 per share          50,000       75,000         -       -
  August 1992-$0.15 per share       25,000        3,750         -       -
  December 1992-$0.15 per share      4,000          600         -       -
  November 1994-$0.21 per share      4,000          855         -       -
  January 1995-$0.21 per share      76,167       16,276         -       -
  February 1995-$0.21 per share     10,000        2,137         -       -
Stock issued for cash:
  March 1981-$0.70 per share        10,000        7,000         -       -
  April 1981-$0.42 per share       192,834       80,000         -       -
  June 1981-$1.31 per share         27,518       35,945         -       -
  March 1983-$0.75 per share        14,000       10,500         -       -
  April 1983-$1.00 per share        50,000       50,000         -       -
  June 1983-$3.04 per share         30,000       91,272         -       -
  September 1984-$1.00 per
    share                          200,000      200,000         -       -
  November 1984-$0.95 per share    105,470      100,000         -       -
  April 1986-$1.27 per share       770,000      980,000         -       -
  May 1992-$0.234 per share        208,334       50,000         -       -
  December 1992-$0.15 per share     50,000        7,500         -       -
  February 1993-$0.15 per share    100,000       15,000         -       -
  March 1993-$0.15 per share       100,000       15,000         -       -
  May 1993-$0.15 per share         100,000       15,000         -       -
  June 1993-$0.25 per share        100,000       25,000         -       -
  August 1993$0.20 per share       100,000       20,000         -       -
  October 1993-$0.07 to $0.15
    per share                      250,000       25,000         -       -
  November 1993-$0.25 per share     20,000        5,000         -       -
  December 1993-$0.15 to $0.20
    per share                      180,000       32,500         -       -
  January 1994-$0.25 per share      20,000        5,000         -       -
  February 1995-$0.20 per share     50,000       10,000         -       -
  March 1995-$0.20 to $0.22
    per share                      263,000       56,500         -       -
  May 1995-$0.25 per share          20,000        5,000         -       -
  June 1995-$0.20 per share         25,000        5,000         -       -
  Contributed capital                -          356,402         -       -
  Purchase of treasury stock         -              -           -       -
  Retirement of treasury stock     (10,000)     (10,009)        -       -
Net loss from January 14, 1981
  through June 30, 1995              -              -           -       -
Balance, June 30, 1995          16,241,966  $ 2,632,435   $     -  $(27,178)

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                         Deficit        Treasury
                                      Accumulated         Stock
                                       During the        Number
                                      Development          of
                                         Stage           Shares      Amount
Balance, January 14, 1981             $(2,829,005)    $     -    $       -
Stock issued to satisfy current
 liabilities:
  June 1983 - $2.94 per share                 -             -            -
Stock issued to satisfy related
 party liabilities:
  November 1993-$0.20 per share               -             -            -
   December 1993-$0.14 per share              -             -            -
   November 1994-$0.21 per share              -             -            -
 Stock issued for services:
  May 1981-$0.20 per share                    -             -            -
  May 1983-$1.50 per share                    -             -            -
  August 1992-$0.15 per share                 -             -            -
  December 1992-$0.15 per share               -             -            -
  November 1994-$0.21 per share               -             -            -
  January 1995-$0.21 per share                -             -            -
  February 1995-$0.21 per share               -             -            -
Stock issued for cash:
  March 1981-$0.70 per share                  -             -            -
  April 1981-$0.42 per share                  -             -            -
  June 1981-$1.31 per share                   -             -            -
  March 1983-$0.75 per share                  -             -            -
  April 1983-$1.00 per share                  -             -            -
  June 1983-$3.04 per share                   -             -            -
  September 1984-$1.00 per
    share                                     -             -            -
  November 1984-$0.95 per share               -             -            -
  April 1986-$1.27 per share                  -             -            -
  May 1992-$0.234 per share                   -             -            -
  December 1992-$0.15 per share               -             -            -

  February 1993-$0.15 per share               -            -            -
  March 1993-$0.15 per share                  -            -            -
  May 1993-$0.15 per share                    -            -            -
  June 1993-$0.25 per share                   -            -            -

  August 1993$0.20 per share                  -            -            -
  October 1993-$0.07 to $0.15
    per share                                 -            -            -
  November 1993-$0.25 per share               -            -            -
  December 1993-$0.15 to $0.20
    per share                                 -            -            -
  January 1994-$0.25 per share                -            -            -

  February 1995-$0.20 per share               -            -            -
  March 1995-$0.20 to $0.22
    per share                                 -            -            -
  May 1995-$0.25 per share                    -            -            -
  June 1995-$0.20 per share                   -            -            -
Contributed capital                           -            -            -
Purchase of treasury stock                              10,000      (10,009)
Retirement of treasury stock                  -        (10,000)     (10,009)
Net loss from January 14, 1981
  through June 30, 1995                (2,829,005)         -            -
Balance, June 30, 1995                 (2,829,005)         -            -

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                       Unrealized
                                                        Gain on
                                       Common Stock    Investment  Accumulated
                                    shares    Amount In Securities  Deficit
Balance, June 30, 1995               16,241,966 $2,632,435  $     - $(27,178)

Stock issued for services:
  September 1995-$0.13 per share         20,000      2,684        -      -
Stock issued for cash:
  July 1995-$0.25 per share              40,000     10,000        -      -
  December 1995-$0.10 per share         250,000     25,000        -      -
  May 1996-$0.12 to $0.25 per
    share                                90,000     16,000        -      -

Net loss for the period ended
  June 30, 1996                             -          -          -      -

Balance, June 30, 1996               16,641,966  2,686,119        -  (27,178)
Stock issued for services:
  May 1997-$0.15 per share               86,333     12,949        -      -
Stock issued for cash:
  January 1997-$0.15 per share          300,000     45,000        -      -

Net loss for the period ended
  June 30, 1997                             -          -          -      -

Balance June 30, 1997                17,028,299  2,744,068        -  (27,178)

Net loss for the period ended
  June 30, 1998                             -          -          -      -

Balance June 30, 1998                17,028,299  2,744,068        -  (27,178)

Stock issued for services:
  October 1998-$0.09 per share           5,000         450        -      -
Stock issued for cash
  January 1999-$0.05 to $0.10
    per share                          770,000      47,000        -      -
  February 1999-$0.10 per share        130,000      13,000        -      -
Distribution from majority
  shareholder                              -      (473,060)       -      -
Change in unrealized gain on
 investment in securities, net of tax      -           -      290,625    -

Net loss for the period ended
 June 30, 1999                             -           -          -      -

Balance June 30, 1999               17,933,299 $ 2,331,458  $ 290,625$(27,178)

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                         Deficit        Treasury
                                      Accumulated         Stock
                                       During the        Number
                                      Development          of
                                         Stage           Shares      Amount
Balance, June 30, 1995               $(2,829,005)   $       -     $      -

Stock issued for services:
  September 1995-$0.13 per share             -              -            -
Stock issued for cash:
  July 1995-$0.25 per share                  -              -            -
  December 1995-$0.10 per share              -              -            -
  May 1996-$0.12 to $0.25 per
    share                                    -              -            -

Net loss for the period ended
  June 30, 1996                         (124,871)           -            -

Balance, June 30, 1996                (2,953,876)           -            -
Stock issued for services:
  May 1997-$0.15 per share                   -              -            -
Stock issued for cash:
  January 1997-$0.15 per share               -              -            -

Net loss for the period ended
  June 30, 1997                         (177,298)           -            -

Balance June 30, 1997                 (3,131,174)           -            -

Net loss for the period ended
  June 30, 1998                         (217,439)           -            -

Balance June 30, 1998                 (3,348,613)           -            -

Stock issued for services:
  October 1998-$0.09 per share               -              -            -
Stock issued for cash
  January 1999-$0.05 to $0.10
    per share                                -              -            -
  February 1999-$0.10 per share              -              -            -
Distribution from majority
  shareholder                                -              -            -
Change in unrealized gain on
 investment in securities, net of tax        -              -            -

Net loss for the period ended
 June 30, 1999                          (123,519)           -            -

Balance June 30, 1999                $(3,472,132)     $     -      $     -

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                       Unrealized
                                                        Gain on
                                       Common Stock    Investment  Accumulated
                                    shares    Amount In Securities  Deficit
Balance June 30, 1999              17,933,299  $2,331,485  $ 290,625 $(27,178)

Issuance of common stock for
  lost treasury shares at $0.10 per
  share                                10,000       1,000        -        -

Change in unrealized gain on
  investment in securities,
  net of tax                              -           -     (207,681)     -

Net income for the period ended
  June 30, 2000                           -           -          -        -

Balance, June 30, 2000             17,943,299  $2,332,458 $   82,944 $(27,178)

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                         Deficit        Treasury
                                      Accumulated         Stock
                                       During the        Number
                                      Development          of
                                         Stage           Shares      Amount
Balance June 30, 1999                $(3,472,132)   $      -     $     -
Issuance of common stock for
  lost treasury shares at $0.10 per
  share                                      -             -           -
Change in unrealized gain on
  investment in securities,
  net of tax                                 -             -           -

Net income for the period ended
  June 30, 2000                          177,022           -           -

Balance, June 30, 2000               $(3,295,110)   $      -     $     -

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2000         1999        1998         2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)          $ 177,022     $ (123,519)  $ (217,439) $(3,295,110)
Adjustments to reconcile
 net cash provided by
 (used in) operating
 activities:
Depreciation and amortization  8,232          6,971        8,309      115,925
Bad debt expense                 -              -            -        266,750
Gain on sale of asset            -              -         (4,709)      (5,364)
Gain on sale of available-
for-sale securities              -         (102,560)         -       (102,560)
Write-off
and abandonment of assets        -              -         30,233      431,690
Loss on extinguishment of debt   -              -            -        116,212
Stock issued for services and
interest                         -              450          -        122,701
Available for sale securities
issued for services              -           52,560          -         52,560
Treasury stock expensed        1,000            -            -          1,000
Changes in current assets and
liabilities:
Accrued interest receivable      -              -            -        (24,250)
Accounts receivable              -           11,645          -         11,645
Accounts receivable -
 related party                   -              -            -       (150,344)
Contract receivable              -              -            -       (242,500)
Income tax refund receivable     -              -            -            537
Inventory                        -              -         13,460       62,494
Accounts payable              (8,936)         8,371      (14,473)      57,444
Deferred income             (150,000)           -         75,000      (22,000)
Advances payable -
related party                    -              -            -       (120,106)
Accrued expenses              (1,489)        (3,076)       1,321       (3,244)
Accrued payroll               48,000         48,000       48,000      408,000
Accrued interest payable      27,420         22,239       59,609      380,677
Other current liabilities        -              -            -        240,954

  Net Cash Provided (Used)
  by Operating Activities    101,249        (78,919)        (689)  (1,696,889)

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress         -              -            -     (2,937,790)
Cash acquired from Garbalizer
Machinery                        -              899          -            899
Net (advances) payments (to)
/from related party           (4,314)       (26,479)      (9,430)     (87,923)
Purchase of treasury stock       -              -            -        (10,009)
Increase (decrease) of other
 assets                          -            1,000          -     (1,956,733)
Purchase of property and
equipment                     (6,818)           -            -        (67,230)
Proceeds from sale of
available for sale securities    -           50,000          -         50,000
Proceeds from sales of assets    -              -          8,000        9,500

  Net Cash Provided (Used)
  by Investing Activities   $(11,132)      $ 25,420      $(1,430) $(4,999,286)

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2000         1999        1998         2000

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from (payments
on) notes payable -
  related party              $ (70,000)   $ 1,434   $     -      $   229,841
Proceeds from bank loans           -          -           -        4,636,647
Sale of common stock               -       60,000         -        2,007,217
Contribution to capital by
parent company                     -          -           -          356,402
Principal payments on bank loans   -          -           -         (500,000)

  Net Cash Provided (Used) by
  Financing Activities         (70,000)   (61,434)        -        6,730,107

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS               20,117      7,935      (2,119)        33,932

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD            13,889      5,954       8,073             74

NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                $ 34,006    $13,889      $5,954       $ 34,006

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

Securities issued for debt    $ 70,000    $   -        $  -         $ 70,000
Cash paid for interest        $ 37,902    $ 9,564      $3,864       $142,558

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  a.  Organization

  Garb Oil & Power Corporation (Garb Oil) is a majority owned subsidiary of Garbalizer Corporation of America and was dormant at January 13, 1981. Since January 14, 1981, Garb Oil has been considered to be in the development stage. Development stage activities have consisted of raising capital, purchasing property and developing technology related to production of electricity by the burning of used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and repair and sale of used truck tires.

  The accompanying financial statements include Garb Oil and its wholly-owned subsidiary, Rialto Power Corporation (which was dissolved by the State of California), and its 55% owned subsidiary, Utah Truck Tire, Inc.; which are collectively referred to as the Company. The following is a summary of the significant accounting policies.

  b.  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  c.  Basis of Presentation

  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 1999 and 1998, the Company has incurred net losses of $123,519 and $217,439, respectively, and as of June 30, 2000, the Company's deficit accumulated during the development stage was $3,295,110. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. During the year ended
  June 30, 1999, the Company received Recyclenet common shares in conjunction with the reorganization and sale of Garbalizer Machinery
  Corporation. Management intends to continue to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)

  d.  Principles of Consolidation

  The consolidated financial statements include the accounts of Garb
  Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

  e.  Inventory

  Inventory is carried at the lower of cost or market, cost being determined on the first-in first-out basis, and consists of tires, blades and miscellaneous parts and supplies.

  f.  Patents

  Patents are carried at cost and are being amortized over a 17-year life.

  g.  Property and Equipment

  Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years.

  The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

  h.  Advertising Costs

  The Company expenses all advertising costs as incurred. Advertising expense was $1,270, $5,133 and $200 for the years ending June 30, 2000, 1999 and 1998, respectively.

  i.  Income Taxes

  The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)

  j.  Basic Income (Loss) Per Share

  The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                  For the
                                               Year Ended
                                                 June 30,
                                     2000            1999        1998

       Net income (loss) (numerator) $ 177,022    $(123,519) $ (217,439)

       Weighted average shares
       outstanding (denominator)    17,943,299   17,411,573  17,028,299

       Basic income (loss) per share    $ 0.01       $(0.01)     $(0.01)

       k.  Financial Instruments

       Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, receivables, other assets, trade accounts payable, deferred revenue and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2000. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

       l.  Reclassification

       Certain previously reported amounts have been reclassified to conform to the June 30, 2000 presentation.

NOTE 2 - DISTRIBUTION TO MAJORITY SHAREHOLDER

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

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 2 - DISTRIBUTION TO MAJORITY SHAREHOLDER
(Continued)

            Cash                                     $               899
            Accounts receivable                                   11,645
            Accounts payable                                     (10,584)
            Accrued expenses                                     (61,359)
            Payable to related parties                          (103,215)
            Notes payable                                        (88,493)

            Net liabilities assumed                             (251,107)
            Receivable from GMC forgiven                        (221,953)

            Net Liabilities Assumed and Receivable Forgiven    $(473,060)

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

NOTE 3 -    INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME

       The Recyclenet shares owned by the Company are classified as available-for-sale and are stated at fair value. At June 30, 2000, the available-for-sale securities consisted of the following:

                                         Gross     Gross     Estimated
                                      Unrealized Unrealized     Fair
                               Cost      Gains     Losses      Value

       Common stock            $   -      $82,944   $     -  $ 82,944

       Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:

                                                          For the Years Ending
                                                                 June 30,
                                                        2000              1999


       Proceeds from sales of securities             $  288,241     $  102,560

       Gross realized gains                          $  288,241     $  102,560
       Gross realized losses                                -               -

       Net Gain from Sale of Investments             $  288,241     $  102,560

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000

NOTE 3 -  INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME (Continued)

       Other comprehensive income is only relevant for the year ending June
       30, 2000 and for the period from inception through June 30, 2000 and consists of the change in net unrealized holding gains and losses on securities classified as available for sale and their related income tax benefit as follows:

                                      Before-Tax       Tax        Net-of-Tax
                                        Amount      Benefit       Amount

       For the year ended June 30, 2000:

       Unrealized net holding gains    $ 290,625   $     -       $ 290,625
       Reclassification adjustment
         for net gains included in
         net income                     (207,681)        -        (207,681)

            Other comprehensive Income  $ 82,944   $     -        $ 82,944

       Cumulative for the period January
         14, 1981 (date of inception)
         through June 30, 2000:

       Unrealized net holding gains    $ 290,625   $     -       $ 290,625
       Reclassification adjustment for
       net gains included in net income (207,681)        -        (207,681)

            Other comprehensive Income $  82,944   $     -       $  82,944

       A provision for income taxes has not been assessed against the unrealized gain on securities because of the current NOL's of the Company. Any gain on the sale of the securities will be offset against these NOL's.

NOTE 4 - UTAH TRUCK TIRE, INC.

       Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994 the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products.
       The remaining 45% (45 shares) was issued to a director of Utah Truck
       Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000
       (see Note 5). Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June
       30, 2000 and 1999. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 5 - PAYABLE TO RELATED ENTITIES, OFFICERS AND SHAREHOLDERS

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

       Prior to July 1, 1992 through June 30, 1999, the Company borrowed
       $68,147, which includes $1,434, $24,403 and $1,438 during the three years ending June 30, 1999, 1998 and 1997, from an officer under a note payable for various purchases on behalf of the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%), relating to these purchases. These payables were due on demand, but as of June 30, 1999, no principal payments had been made.

       Prior to June 30, 1996, a shareholder advanced to the  Company
       $35,000 under short-term, non-interest bearing notes which were due on demand. During the year ended June 30, 1997, an additional
       $10,000 was advanced. During the year ended June 30, 1998, $5,000 of interest was added to these advances. As part of the assumption of GMC's liabilities, the note which was due on demand. During the period ending June 30, 2000, the Company issued RecycleNet shares to extinguish the note.

       Prior to June 30, 1996, the Company borrowed $165,000 from an officer. Interest accrues at the rate of 12% and the amount is due on demand and is unsecured. No payments had been made as of June 30, 2000.

       As part of the assumption of GMC's liabilities, the Company assumed a $10,000 note payable from a shareholder. This note was paid for as of June 30, 2000 as the Company issued the shareholder shares of RecycleNet stock.

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

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 6 - INCOME TAXES

       The Company does not have a current or deferred provision for income taxes for the years ended June 30, 2000 or 1999. The following presents the components of the deferred tax asset for the Company.

                                                           June 30,
                                                   2000             1999


       Benefit of operating loss carryforwards   $ 744,673      $ 831,230
       Inventory reserve                            11,277         11,790
       Accrued salaries                            152,184         93,600
       Accrued interest                             45,152         41,438
       Depreciation                                  2,093          2,086

       Total deferred tax assets                   955,379        980,144
       Less: valuation allowance                  (955,379)      (980,144)

       Net Deferred Tax Asset             $             -      $      -


       The valuation allowance has decreased $24,765 and $74,127 for the years ended June 30, 2000 and 1999, respectively. The decrease in valuation during 2000 is due to the utilization of federal and state
       NOL's offset by the increase in various accruals to officers/shareholders to be paid and deducted for tax purposes in future periods. The Company and its subsidiaries have federal net operating loss carryforwards of $2,171,708 that expire, if unused, in years 2001 through 2020.

       The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended:

                                                          June 30,
                                                   2000             1999


       Income tax expense (benefit) at statutory
         Rate (34%)                                 $ 60,187 $   (41,997)
       Change in deferred tax asset valuation        (66,029)     46,084
       State tax net of federal benefit                5,842      (4,076)
       Effect due to change in tax rates                -           -
       Other                                            -            (11)

              Provision for Income Taxes  $             -      $     -

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 7 - COMMITMENTS

       On April 28, 1997, the Company granted Giant Tire Recyclers, Inc.
       (Giant), a Nevada corporation, an option to acquire a license to use the Company's OTR disintegrator system. The price of the option was set at $150,000 payable as follows: 1) an initial payment of $15,000, and 2) the remaining $135,000 was due within ten months of the execution of the agreement. The Company received $150,000 as of June 30, 1998 consisting of $128,000 in cash and assigned $22,000 as a payment on a note payable to a shareholder. Giant may exercise the option at any time. The option was initially to expire in April
       1999, but an extension was granted through April 2000. The above contract gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Disintegrator System for a license fee of $1,315,000, less option payments prior to the time of exercise. The contract has since expired and, accordingly, the $150,000 has been recorded as income.

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

NOTE 8 - CONTRACT RECEIVABLE

       In August 1988, the Company sold to an unrelated corporation, a plant and technology related to the extraction of oil by-products, steel, and resulting gases from scrap tires in exchange for a contract receivable in the amount of $242,500. The contract bore interest at 8% and, as extended on September 1, 1991, was due in full on March 1, 1992. As no payments were received by the Company since the contract was entered into in August 1998, the contract receivable and related accrued interest receivable of $24,250 were written off as uncollectible during the year ended June 30, 1992. The Company is attempting to locate other parties who may be interested in purchasing the plant and related technology. No value was assigned to such plant and related technology as of June 30, 2000 and 1999 due to the uncertainty of the realization of any significant value.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 9 - INVESTMENT IN RIALTO POWER CORPORATION

        The Company entered into a joint venture with DITT, S.A., a French
        Corporation (DITT), on December 2, 1985, for the purpose of constructing a 35-megawatt electrical generating plant fueled by scrap tires (the project). The Company received 50% of the common stock of Rialto Power Corporation (Rialto), a corporation formed for the purpose of the joint venture, in exchange for equipment and other assets. The remaining 50% of the common stock of Rialto was issued to DITT in consideration of an arrangement whereby DITT would arrange and guarantee a $4,000,000 line of credit from a bank to Rialto and construct a power plant.

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

        In November 1989, Rialto agreed to convey the collateralized assets to DITT in satisfaction of the note and related interest payable.
        Such assets represented substantially all costs of the project. The carrying value of the related assets and liabilities at the date of the conveyance were as follows:

           Land                                      $          1,384,126
           Construction in progress                             2,937,790
           Other assets                                           140,633

           Total assets conveyed                                4,462,549
           Less: note and related interest payable              4,346,337

           Loss Recognized on Extinguishment of Debt $            116,212

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

NOTE 10 - OPERATING LEASES

        The Company shares office space with Garbalizer Machinery
        Corporation under a lease agreement on a month-to-month basis.  The
        Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $23,256, $14,716 and $27,636 for the years ended June 30, 2000, 1999 and 1998, respectively.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2000


NOTE 11 - SUPPLEMENTAL CASH FLOWS

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

     Identification of Directors and Executive Officers
     --------------------------------------------------

     The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

              Name                   Age       Position
              ----                   ---       --------
         John C. Brewer              78        President, Chairman of
                                               the Board of Directors
                                               and Director

         Bill Vee Anderson           49        Vice-President, Director

         Charles Laver               77        Secretary and Director


     John C. Brewer has been the President and a director of the Company since January, 1981, and from 1972 until January, 1981, was President and a director of the Company's predecessor Garb-Oil Corporation. Mr. Brewer also serves as President, Chairman of the Board of Directors and a director of GCA which was the majority shareholder of the Company. Until March, 1999, Mr.
Brewer was a director of, and Garbalizer Corporation of America was the majority shareholder of, GMC Corporation, a public non-reporting company.
Mr. Brewer devotes approximately 40 hours per week to the Company as well as additional time to his other business interests.

     Bill Vee Anderson has been Vice President and a director of the Company since September 1993. He has been employed by the Company as a Chief Engineer since February 1990. Prior to joining the Company, Mr. Anderson spent five years as a Design Engineer at Sperry Univac. Prior to that, he was a Design
Engineer with Bell Telephone Laboratories. Mr. Anderson declared personal bankruptcy in July, 1992, and agreed to a payment plan whereby his creditors have been or will be paid the full amount of his indebtedness.

     Charles Laver, CPA, has been the Secretary and a director of the Company since January, 1981, and from 1972 until January, 1981, was Secretary and a director of Garb-Oil Corporation. Mr. Laver's principal occupation for the last 30 years has been a self-employed Certified Public Accountant. Mr. Laver will devote such time as may be necessary from time to time as an officer and a director of the Company including but not limited to regular and special meetings of the board of directors.

     Compliance With Section 16(a)
     -----------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all Section
16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except as follows:

     John C. Brewer filed a Form 4 on October 12, 1999, reporting a change in the number of shares of the Company indirectly owned by him. The Form 4 should have been filed on April 12, 1999.

     Charles Laver filed a Form 4 on October 12, 1999, reporting a change in the number of shares of the Company indirectly owned by him. The Form 4 should have been filed on April 12, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following information concerning the compensation of the Company's
Chief Executive Officer for the fiscal years ended June 30, 2000, 1999 and
1998, and compensation for the directors and other executive officers is not required to be presented as no such director's or executive officer's salary and bonus exceeded $100,000.


                         SUMMARY COMPENSATION TABLE


                                            Annual Compensation
Name and Principal Position      Fiscal Year                 Salary ($)
---------------------------      -----------                 ----------
John C. Brewer                      2000                        $48,000
President and CEO                   1999                         48,000
                                    1998                         48,000


     During the current fiscal year, the Company is paying and it is anticipated that the Company will continue to pay a salary to Mr. Brewer in the amount of $48,000 per annum for 40 hours per week of Mr. Brewer's time.
The Company has an Employment Agreement with Mr. Brewer (See Part III, Item
13). All or substantially all of such compensation is currently being accrued rather than paid in cash. The Company does provide medical insurance to Mr.
Brewer.

     During the current fiscal year, the Company paid and it is anticipated that the Company will continue to pay a salary to Mr. Anderson in the amount of $34,000 per annum for 40 hours per week of Mr. Anderson's time.

     Other than as set forth above, the Company has no employment agreements with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

     The Company issued no options during the fiscal years ended June 30,2000 or 1999, and none are outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of September 28, 2000
(i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

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
officers as a group
(3 individuals)

* less than 1%

      (1) John C. Brewer beneficially owns 98% of the outstanding common stock of GCA.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 19, 1999 the Company acquired all rights to the Garbalizer
Shredder and related assets from GMC in exchange for assumption of liabilities. In connection with the sale, GMC was reorganized into RecycleNet. The reorganization was accomplished by GMC transferring all of its assets and liabilities to the Company, by merging with RecycleNet in exchange for approximately 90% of its common stock being issued to the former RecycleNet shareholders and by GMC changing its name to "RecycleNet, Inc." Prior to the change in control, Garbalizer Corporation of America ("GCA") owned a majority of the GMC shares and the Board of Directors of the Company was the same as the Board of Directors of GMC. GCA retained approximately 10% of the common stock of RecycleNet after the reorganization.
Although the persons acquiring control of GMC are not affiliated with the Company, the terms of the sale of assets to the Company were not determined at arms length. The Company assumed $473,060 more in liabilities than assets on the acquisition, which was accounted for as a distribution from GCA to the Company. In exchange for the Company's assumption of GMC's net liabilities, GCA transferred 1,061,668 shares of RecycleNet common stock to the Company.
The common shares of RecycleNet received from GCA were recorded with a zero basis which was the historical cost of GCA's investment in GMC.

     During the period July 1998 through March 1999 and for the years ended
June 30, 1998 and 1997, the Company made non-interest bearing advances to GMC in the amounts of $34,094, $27,521, and $34,771, respectively. Payments on these advances totaled $60,573, $14,091, and $9,164 for the years ended June
30, 1999, 1998 and 1997. As discussed above, in March 1999, GMC merged with an unrelated Company and transferred all assets and liabilities to the Company, which include the above mentioned receivable totaling $221,953.

     Prior to June 30, 1996, a shareholder advanced to the Company  $35,000 under short-term, non-interest bearing notes which were due on demand. During the year ended June 30, 1997 an additional $10,000 was advanced. During the year ended June 30, 1998, $5,000 of interest was added to these advances. As part of the assumption of GMC's liabilities, the Company assumed an additional $10,000 short-term,  non-interest bearing note which was due on demand.  During the period ending June 30, 2000, the Company issued
RecycleNet common stock to extinguish the note.

     As part of the assumption of GMC's liabilities, the Company assumed a $10,000 note payable from a shareholder. The note was paid for as of June 30, 2000, as the Company exchanged shares of RecycleNet common stock.

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

     The Company's President is entitled to an annual salary of $48,000.
During 1993 through 2000, substantially all of such salary was accrued rather than paid in cash. Such accrued wages are unsecured and do not bear interest.
As of June 30, 2000, the balance of accrued salary to the president was $408,000. This is in addition to the $68,147 owed to the Company's President for advances to the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%) relating to these purchases. These payables were due on demand; however, as of June 30, 2000, no principal payments had been made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a. The following financial statements and schedules are filed herewith.

                          Garb Oil & Power Corporation

          Consolidated Balance Sheets - June 30, 2000 and 1999.

          Consolidated Statements of Operations and Comprehensive Income for the Years Ended June 30, 2000, 1999, 1998 and for the Period from January 14, 1981 (Date of Inception of the Development
          Stage)to June 30, 2000

          Consolidated Statements of Stockholders' Equity - For the period from Inception of the Development Stage
          (January 14, 1981) through June 30, 2000

          Consolidated Statements of Cash Flows For the Years Ended
          June 30, 2000, 1999, 1998 and for the Period from January
          14, 1981 (Date of Inception of the Development Stage) to
          June 30, 2000

          Notes

         b. During the fourth quarter of the year reported. the Company filed no Forms 8-K.

         c. The following exhibits are filed herewith or incorporated herein by reference from prior filings. The Securities and Exchange Commission No.
refers to the Exhibit  Table in Item 601 of Regulation S-B.

Section  Exhibit
  No.    No.    Description                 Location
------   -----  -------------------------   -------------------------
  3        3.1  Articles of Incorporation   Exhibit 3.1 of Registration
                (as amended)                Statement on  Form 10, File
                                            No. 0-14859

  3        3.2  By-Laws                     Exhibit 3.2 of Registration
                                            Statement on Form 10, File
                                            No. 0-14859

 10       10.1  Employment Agreement with   Exhibit 10.5 of Registration
                John Brewer                 Statement on Form 10, File
                                            No. 0-14859

 10       10.2  Agreement with Giant Tire   Exhibit 10.4 of Form 10-KSB
                Recyclers, Inc.             for June 30, 1997

 10       10.3  Project Development and     Exhibit 10.1 of Form 8-K
                Construction Agreement      dated May 11, 1998
                with Trenergy, Inc.

 10       10.4  Extension Agreement with    Exhibit 10.4 of the 10KSB
                Giant Tire Recyclers, Inc.  for June 30, 1997

 10       10.5  Agreement between           Exhibit 10.5 of the 10KSB
                Garbalizer Machinery        for June 30, 1999
                Corporation and the
                Company

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

     DATED this 28th day of September, 2000

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.



        Date: 9/28/2000               /s/ John C. Brewer
                                      ------------------------------
                                      John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


        Date: 9/28/2000               /s/ Charles Laver
                                      ------------------------------
                                      Charles Laver, Treasurer

         3. And by a majority of its Board of Directors.


        Date: 9/28/2000               /s/ John C. Brewer
                                      ------------------------------
                                      John C. Brewer, Director


        Date: 9/28/2000               /s/ Charles Laver
                                      ------------------------------
                                      Charles Laver, Director


        Date: 9/28/2000               /s/ Bill Vee Anderson
                                      ------------------------------
                                      Bill Vee Anderson, Director
