Form 10QSB
period 2000-09-30
GARB OIL & POWER CORP
filed 2000-11-02
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM N/A TO ________________


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

         The number of shares outstanding at September 30, 2000: 20,000,000

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
         ----------------------------------

A. Results of Operations

         The Company received revenue of $(none) in the three months ended September 30, 2000. General and Administrative expenses were ($51,635) in the current year's first quarter compared to ($41,145) in the prior year period. After inclusion of interest expense in the current year three month period of $13,273, the Company incurred a net gain of $68,161 compared to a net loss of ($6,608).

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 1999, contains the following statement: "The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 1999 and 1998, the Company has incurred net losses of $123,519 and $217,439, respectively, and as of June 30, 2000, the Company's deficit accumulated during the development stage was $3,295,110. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. During the year ended June 30, 1999, the Company received Recyclenet common shares in conjunction with the reorganization and sale of Garbalizer Machinery Corporation. Management intends to continue to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations."

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

Crumb Rubber

         On May 23, 1996, the Company entered into two agreements with Alberta Recovery Technologies Ltd. ("ART"). Pursuant to one of the agreements, the Company agrees to supply and install equipment that will process scrap tires in to crumb rubber. The equipment will include equipment made by third parties and the Company's affiliate GMC. Pursuant to the other agreement, the Company will supply a Disintegrator to ART and grant ART the exclusive rights to use the Disintegrator in Canada. In exchange for both of these agreements, ART has agreed to pay the Company a total of $3,045,000 payable as follows: (1) An initial non-refundable earnest payment of $30,450, (2) Within ninety days of the execution of the agreement an additional $960,900 payment is due; which has yet to be received by the Company, and (3) Within 30 to 60 days following the second payment irrevocable letters of credit totaling $2,053,650 will be established by ART. In September 1996, the Company and ART agreed to extend the due date of the second payment until December 1996. The Company will draw on the letters of credit as the equipment is delivered to ART. The original agreement also states that beginning 36 months after initial startup, ART will pay the Company 10 percent of the gross sales derived from processing and selling off the road tires for a period of seven years. The amended agreement changed the starting date of the royalty to 6 months following the start of operations.

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

         At September 30, 2000 the Company had working capital (current assets in excess of current liabilities) of $93,095 and a current ratio (ratio of current assets to current liabilities) of approximately 1.19. At June 30, 2000, the Company had a deficit in working capital of $343,668 and a current ratio of approximately .30.

         Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.

                                    PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         No exhibits are being filed herewith.

         During the quarter reported upon, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GARB OIL & POWER CORPORATION


Date: October  25, 2000                       By  /s/ John C. Brewer
                                                  -----------------------------
                                                  John C. Brewer, President
                                                  Principal Executive Officer

Date: October  25, 2000                       By  /s/ Charles Laver
                                                  -----------------------------
                                                  Charles Laver, Treasurer
                                                  Principal Financial and
                                                  Accounting Officer

                                       GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                                (DEVELOPMENT STAGE COMPANIES)
                                                 CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000
                                                           ASSETS

                                                       Sept 30,         June 30,
                                                         2000             2000
                                                     (Unaudited)
                                                   --------------    --------------
CURRENT ASSETS:
         Cash in bank                              $       79,008    $       34,006
         Inventory                                         30,232            30,232
         Investment in available -
           for sale securities (note 2)                   457,500            82,943
         Accounts Receivable-Broker                         8,361                 0
                                                   --------------    --------------
                  TOTAL CURRENT ASSETS                    575,101           147,181
                                                   --------------    --------------
PROPERTY AND EQUIPMENT:
         Office Equipment                                  11,658            11,658
         Tools and Equipment                               30,099            30,099
         Building Improvements                              8,022             8,022
                                                   --------------    --------------
Total Property and Equipment                               49,779            49,779
         LESS: Accumulated Depreciation                   (41,176)          (39,176)
                                                   --------------    --------------
         NET PROPERTY AND EQUIPMENT                         8,603            10,603
                                                   --------------    --------------
OTHER ASSETS:
         Deposit                                              300               -
         Patents - Net of Accumulated Amortization            993             1,226
                                                   --------------    --------------
         TOTAL ASSETS                              $      584,997    $      159,010
                                                   ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                          $       49,005    $       65,062
         Notes payable - related parties                  233,493           233,493
         Accrued Interest                                 197,019           190,014
         Accrued expenses                                   2,489             2,280
                                                   --------------    --------------
                  TOTAL CURRENT LIABILITIES        $      482,006    $      490,849
                                                   --------------    --------------
SUBORDINATED LOANS - LONG TERM:(note 4)
         Cash loans                                       147,160           167,047
         Wages payable                                    420,000           408,000
                                                   --------------    --------------
                  Total Subordinated Loans
                    Long-term                             567,160           575,047
                                                   --------------    --------------
STOCKHOLDERS' EQUITY:
         Common stock - (No par value) 20,000,000
           shares Authorized 20,000,000 shares
           and 20,000,000 Shares issued and
           outstanding respectively                     2,632,458         2,332,458
         Unrealized gain on available
           for sale securities                            157,500            82,944
         Accumulated deficit - prior to
           development stage                              (27,178)          (27,178)
         Accumulated deficit during the
           development stage                           (3,226,949)       (3,295,110)
                                                   --------------    --------------
         TOTAL STOCKHOLDERS' EQUITY                      (464,169)         (906,886)
                                                   --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY         $       584,997    $      159,010
                                                  ===============    ==============

                 See notes to consolidated financial statements

                      GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                              (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
               AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                     OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2000

                                                                                        For the Period from
                                                                                          Inception of the
                                                                                          Development Stage
                                                          Three months                    (January 14, 1981)
                                                          ended Sep. 30,                       Through
                                                        2000          1999                  Sep. 30, 2000
                                                        ----          -----                 -------------
SALES AND OTHER REVENUES                             $        0    $       0                 $ 1,115,988

LESS COST OF SALES                                            0            0                     533,857
                                                     ----------    ---------                 -----------
         NET                                                  0            0                     582,131
                                                     ----------    ---------                 -----------

GENERAL AND
  ADMINISTRATIVE EXPENSES                                51,635       41,145                   3,805,305
                                                     ----------    ---------                 -----------
INCOME(LOSS)FROM
  OPERATION                                             (51,635)     (41,145)                 (3,223,174)
                                                     ----------    ---------                 -----------

OTHER INCOME (EXPENSES):
         Write-off and abandonment of assets                                                    (431,690)

         Gain on sale of assets                         133,069       47,121                     529,234

         Interest income                                                                         147,810

         Interest expense                               (13,273)     (12,584)                   (295,611)

         Minority Interest in
         losses of subsidiary                                                                      5,383

         Income from failure to
         exercise options                                                                        150,000

         Loss on extinguishment
         of debt                                                                                (116,212)
                                                                                             -----------
         Gain on forgiveness of
         debt                                                                                      7,310
                                                                                             -----------
         Total other income (loss)                   $  119,796       34,537                      (3,776)
                                                     ----------    ---------                 -----------

NET INCOME (LOSS)                                    $   68,161    $  (6,608)                $(3,226,950)
                                                     ==========    =========                 ===========
GAIN (LOSS) PER SHARE                                $     .003    $   (.001)                $     (.016)
                                                     ==========    =========                 ===========

                 See notes to consolidated financial statements

                       GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                               (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                AND FOR THE PERIOD FROM JANUARY 14, 1981 (DATE OF INCEPTION
                      OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2000
                                                                                            For the Period from
                                                                                              Inception of the
                                                                                             Development Stage
                                                                THREE MONTHS ENDED          (January 14, 1981)
                                                                   SEPTEMBER 30,                  Through
                                                               2000            1999            SEP. 30, 2000
                                                            ---------       ---------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                         $  68,160       $  (6,608)         $  (3,226,950)
  Adjustments to reconcile net cash
    provided by (used in) operating  activities:
      Depreciation and amortization                             2,233           1,733                118,158
      Bad debt expense                                                                               266,750
      Gain on sale of assets                                                                         155,045
      Loss on extinguishment of debt                                                                 116,212
      Write-off and abandonment of assets                                                            431,690
      Stock issued for services & interest                                                           175,261
  Changes in current assets and liabilities:
      Accrued interest receivable                                                                    (24,250)
      Accounts receivable                                                                           (138,699)
      Contract receivable                                                                           (242,500)
      Income Tax refund                                                                                  537
      Deposits                                                   (300)                                  (300)
      Inventory                                                               (17,389)                62,494
      Accounts payable                                        (16,057)         42,387
      Differed Income                                                                                (22,000)
      Advances payable                                                                              (120,106)
      Accrued Expenses                                            209                                 (3,035)
      Accounts Receivable Broker                               (8,361)                                (8,361)
      Accrued payroll                                          12,000          12,000                420,000
      Accrued interest payable                                  7,005           7,605                387,682
      Other current liabilities                                   -                                  240,954
                                                            ---------       ---------          -------------
      Net Cash used in Operating activities                    64,889          (2,660)            (1,632,000)
                                                            ---------       ---------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction in progress                                                                        (2,937,790)
  Cash acquired from Garbalizer Machinery                                                                899
  Net (advances) payment (to)/from related party              (19,887)                              (107,810)
  Purchase of treasury stock                                                                         (10,009)
  Increase (decrease) of other assets                                                             (1,956,733)
  Purchase of property and equipment                                                                 (67,230)
  Proceeds from sale of available for sale securities                                                 50,000
  Proceeds from sales of assets                                                                        9,500
                                                            ---------       ---------          -------------
    Net Cash Provided by (Used In) Investing Activities       (19,887)           -                (5,019,173)
                                                            ---------       ---------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from  notes
    payable - related party                                                                          229,841
  Proceeds from bank loans                                                                         4,636,647
  Sale of common stock                                                                             2,007,217
  Contributions to capital by parent company                                                         356,402
  Principal payments on bank loans                                                                  (500,000)
                                                            ---------       ---------          -------------
    Net Cash Provided By Financing Activities                    -               -                 6,730,107
                                                            ---------       ---------          -------------
Net Increase (Decrease) In Cash And Cash Equivalents        $  45,002       $  (2,660)                78,934
Net Cash Beginning of period                                   34,006          13,889                     74
                                                            ---------       ---------          -------------
Net Cash at End of Period                                   $  79,008       $  11,229          $      79,008
                                                            =========       =========          =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2000(UNAUDITED) AND JUNE 30, 2000

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The balance sheet as of SEPTEMBER 30, 2000, and the related statements of operations and cash flows for the three months ended September 30, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000, and for the three months ended September 30, 2000 and 1999, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000, annual report on Form 10-KSB. The results of operations for the three months ended September 30, 2000 and 1999, are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Investment in Securities

         The RecycleNet shares owned by the Company are classified as available for sale securities and are stated at fair value. They are carried on the books at the cost to GCA (Parent Company) which were then given to Garb-Oil as a contribution to capital. The excess of market over cost is carried as unrealized gain. During the current quarter 400,000 shares of RecycleNet (at a market value of $.75) were traded to Garb Oil for 2,056,701 shares of Garb Oil at $.148. Market value of Garb Oil was $.09.

Note 3 - Notes Payable - Related Parties

         See note 5 to the audited financial statements June 30, 2000.

         These notes payable plus the interest accrued are payable to major stockholders of the Company. While they are properly classified as current, it is unlikely any demand for payment will be made.

Note 4 - Subordinated Loans - Long Term

         These amount were carried as current liabilities on the financial statements June 30, 1999 and are payable to the Company's largest stockholder. On September 30, 1999 this Officer and stockholder agreed to subordinate these loans to all creditors for a period of two years.

Note  5 - Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of September 30, 2000, the Company has 600,000 shares of RecycleNet Corporation stock. These shares are marketable securities that could be sold by the Company to produce cash flow and assist with the various Company obligations. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator System.