Form 10QSB
period 2000-12-31
GARB OIL & POWER CORP
filed 2001-02-26
CIK 798371

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: December 31, 2000

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

                                 YES [X] NO [ ]

        The number of shares outstanding at December 31, 2000: 19,625,000

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS
                 December 31, 2000 (UNAUDITED) AND JUNE 30, 2000

                                     ASSETS

                                                                        Dec 31           June 30
                                                                          2000             2000
                                                                       ---------        ---------
                                                                       (Unaudited)

CURRENT ASSETS:
         Cash in bank                                                  $  19,025        $  34,006
         Inventory                                                        30,232           30,232
         Investment in available -
           for sale securities                                            84,201           82,943
                                                                       ---------        ---------
                  TOTAL CURRENT ASSETS                                   133,458          147,181
                                                                       ---------        ---------
PROPERTY AND EQUIPMENT:
         Office Equipment                                                 11,658           11,658
         Tools and Equipment                                              30,099           30,099
         Building Improvements                                             8,022            8,022
         Engineering Drawings                                              2,500                -
                                                                       ---------        ---------
                  Total Property and Equipment                            52,279           49,779

         LESS: Accumulated Depreciation                                  (43,176)         (39,176)
                                                                       ---------        ---------
         NET PROPERTY AND EQUIPMENT                                        9,103           10,603
                                                                       ---------        ---------
OTHER ASSETS:
         Deposits                                                            150                -
                                                                       ---------        ---------
         Patents - Net of Accumulated Amortization                           760            1,226
                                                                       ---------        ---------
         Total                                                               910            1,266
                                                                       ---------        ---------
         TOTAL ASSETS                                                  $ 143,471        $ 159,010
                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                              $  49,005        $  65,062
         Notes payable - related parties                                 233,493          233,493
         Accrued Interest payable                                        204,024          190,014
         Accrued expenses payable                                          2,078            2,280
                                                                       ---------        ---------
                  TOTAL CURRENT LIABILITIES                            $ 488,600        $ 490,849
                                                                       ---------        ---------
SUBORDINATED LOANS - LONG TERM:
         Cash loans                                                      118,362          167,047
         Wages payable                                                   432,000          408,000
                                                                       ---------        ---------
                  Total Subordinated Loans - Long Term                   550,362          575,047

STOCKHOLDERS' EQUITY:
         Common stock - (No par value, 20,000,000 shares
            Authorized, 20,000,000 and 20,000,000 shares
            Issued and outstanding, respectfully)                      2,632,458        2,332,458
         Unrealized gain (loss) on available
            for sale securities                                         (215,799)          82,944
         Treasury Stock (380,000 shares)                                 (37,080)               -
         Accumulated deficit - prior to
            development stage                                            (27,178)         (27,178)
         Accumulated deficit during the
            development stage                                         (3,247,892)      (3,295,110)
                                                                       ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                                     (895,491)        (906,886)
                                                                       ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 143,471        $ 159,010
                                                                       =========        =========

                 See notes to consolidated financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
  AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY 14, 1981)
                       THRU DECEMBER 31, 2000 (UNAUDITED)



                                                                                                           For the Period from
                                                                                                             Inception of the
                                                                                                             Development Stage
                                                       Three months                  Six Months              (January 14, 1981)
                                                      ended Dec. 31,                ended Dec. 31                  Through
                                                  2000             1999           2000           1999           Dec. 31, 2000
                                                  ----            -----           ----           ----           -------------
SALES AND OTHER REVENUES                                                                                         $ 1,115,988

LESS COST OF SALES                                                                                                   533,857
                                                 --------        --------        --------        --------        -----------
         NET                                            0               0               0               0            582,131
                                                 --------        --------        --------        --------        -----------
GENERAL AND
ADMINISTRATIVE EXPENSES                          $ 45,344        $ 64,249        $ 96,982        $105,394        $ 3,850,649
                                                 --------        --------        --------        --------        -----------

INCOME(LOSS) FROM OPERATION                       (45,344)        (64,249)        (96,982)       (105,394)        (3,268,518)
                                                 --------        --------        --------        --------        -----------
OTHER INCOME (EXPENSES):
  Write-off and
   abandonment of assets                                                                                         $  (431,690)

  Gain on sale of assets                          $34,808         $32,034        $167,877         $79,155           $564,042

  Interest income                                                                                                    147,810

  Interest expense                                (10,404)        (23,731)        (23,677)        (36,315)          (306,015)

  Minority Interest in
   losses of subsidiary                                                                                          $     5,383

  Loss on extinguishment
   of debt                                                                                                          (116,212)
                                                                                                                 -----------
  Income from failure
   to exercise option                                                                                                150,000

  Gain on forgiveness
   of debt                                                                                                             7,300
                                                 --------        --------        --------        --------        -----------
      Total other income (loss)                  $ 24,404        $  8,303        $144,200        $ 42,840        $    20,626
                                                 --------        --------        --------        --------        -----------
NET INCOME (LOSS)                                $(20,942)       $(55,946)       $ 47,218        $(62,554)       $(3,247,892)
                                                 ========        ========        ========        ========        ===========
GAIN (LOSS) PER SHARE                            $  (.001)       $  (.003)       $  (.002)       $  (.004)       $    (0.017)
                                                 ========        ========        ========        ========        ===========

                       See notes to financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
            DECEMBER 31, 2000 AND 1999 (UNAUDITED)AND FOR THE PERIOD
       FROM JANUARY 14, 1981 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                              TO DECEMBER 31, 2000

                                                                                                      For the Period from
                                                                                                      Inception of the
                                                                                                      Development Stage
                                                                          SIX MONTHS ENDED           (January 14, 1981)
                                                                             DECEMBER 31,                  Through
                                                                         2000           1999            DEC. 31, 2000
                                                                         ----           ----            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                              $ 47,218      $(62,554)          $ (3,247,892)
         Adjustments to reconcile net cash
           provided by (used in) operating
           activities:
                  Depreciation and amortization                            4,466         3,766                120,391
                  Bad debt expense                                                                            266,750
                  Gain on sale of assets                                               (79,155)              (107,924)
                  Loss on extinguishment of debt                                                              116,212
                  Write-off and abandonment of assets                                                         431,690
                  Stock issued for services & interest                                                        175,261
           Changes in assets and liabilities:
                  Accrued interest receivable                                                                 (24,250)
                  Accounts receivable                                                                        (138,699)
                  Contract receivable                                                                        (242,500)
                  Income Tax refund                                                                               537
                  Deposits                                                  (150)                                (150)
                  Inventory                                                                                    62,494
                  Accounts payable                                       (16,657)        1,829                 42,387
                  Deferred income                                                                             (22,000)
                  Advances payable                                                                           (120,106)
                  Accrued expenses                                          (202)                              (3,446)
                  Accrued payroll                                         24,000        24,000                432,000
                  Accrued interest payable                                14,010        13,410                394,687
                  Other current liabilities                                    -                              240,954
                                                                        --------      --------           ------------
                    Net Cash provided (used)
                    In Operating activities                               73,285       (98,704)            (1,623,604)
                                                                        --------      --------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Construction in progress                                                                          (2,937,790)
         Cash acquired from Garbalizer Machinery                                                                  899
         Net (advances) payment
            from related parties                                         (48,685)       (1,210)              (136,608)
         Purchase of treasury stock                                      (37,080)                             (47,089)
         Increase (decrease) of other assets                                                               (1,956,733)
         Purchase of property and equipment                               (2,500)       (5,930)               (69,730)
         Proceeds from sale of for sale securities                                     106,340                 50,000
         Proceeds form sale of assets                                                                           9,500
                                                                        --------      --------           ------------
                                                                         (88,265)       99,200             (5,087,551)
                                                                        --------      --------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from notes payable
          - related party                                                                1,029                229,841
         Proceeds from bank loans                                                                           4,636,647
         Sale of common stock                                                                               2,007,217
         Contributions to capital by parent company                                                           356,402
         Principal payments on bank loans                                                                    (500,000)
                                                                        --------      --------           ------------
          Net Cash Provided By Financing Activities                            -         1,029              6,730,107
                                                                        --------      --------           ------------
Net Increase (Decrease) In Cash                                         $(14,981)     $  1,524           $     18,951
Net Cash at Beginning of period                                           34,006        13,889                     74
                                                                        --------      --------           ------------
Net Cash at End of Period                                               $ 19,025      $ 15,413           $     19,025
                                                                        ========      ========           ============

                       See notes to financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The balance sheets as of DECEMBER 31, 2000, and the related statements of operations and cash flows for the six months ended December 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2000, and for the six months ended December 31, 2000 and 1999, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000, annual report on Form 10-KSB. The results of operations for the six months ended December 31, 2000 and 1999, are not necessarily indicative of the operating results to be expected for the full year.

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

Note 4 - Subordinated Loans - Long Term

         These amounts were carried as current liabilities on the financial statements June 30, 1999 and are payable to the Company's largest stockholder. On September30, 1999 this Officer and stockholder agreed to subordinate these loans to all creditors for a period of two years. On October 1, 2000 this subordination was extended for an additional two years or as long as needed.

Note 5 - Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of December 31, 2000, the Company has 445,300 shares of RecycleNet Corporation stock. These shares are marketable securities that could be sold by the Company to produce cash flow and assist with the various Company obligations. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator Systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $(none) in the six months ended December 31, 2000. General and Administrative expenses were ($96,982) in the current year's six months compared to ($105,394) in the prior year period. After inclusion of interest expense in the current year six-month period of $23,677 the Company incurred a net gain of $47,218 compared to a net loss of ($42,840).

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 2000, contains the following statement: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2000 and 1999, the Company has incurred net losses of $123,519 and $217,439, respectively, and as of June 30, 2000, the Company's deficit accumulated during the development stage was $3,295,110. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. During the year ended June 30, 1999, the Company received Recyclenet common shares in conjunction with the reorganization and sale of Garbalizer Machinery Corporation. Management intends to continue to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations."

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing shredding systems, granulators and processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes and processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. On November 13, 2000 the Company purchased the rights to manufacture twin shaft shredders from Global Development International Inc. The Company is in the development stage.

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

         The Company has received United States Patent No. 5,299,748 on the Disintegrator design, which expires April 5, 2011, and Patent No. 5,590,838, which expires January 7, 2014.

         The Company announced the availability of the Disintegrator in July 1992 and has received numerous inquiries from potential buyers or users of the Disintegrator. The Company's original intent was to retain ownership of the Disintegrator, allowing its use by persons who purchase an exclusive territory from the Company and who agree to pay the Company a share of any profits earned.

Crumb Rubber

         The Company is marketing crumb rubber processing plants, using it's own shredding and granulating systems technology as the basis for the plant design. Screening systems, gravity table systems, cracker mills, cryogenic chambers and other equipment necessary for production of crumb rubber is available from a number of manufacturers who do not design, develop or build crumb rubber plants. By use of this technology and availability of equipment sources Garb-Oil can offer turnkey plants and projects for production of crumb rubber.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposition business through such efforts. Based on this experience, Management discovered that a substantial number of used truck tires were disposed of which could be made usable through repair, re-treading and reconditioning. Management also believes that there is commercial demand for such used tires.

         On May 20, 1994 the company formed UTTI as a majority owned subsidiary to exploit this perceived demand. Although UTTI did demonstrate that there was some demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high casing costs. During the two years that UTTI was operated the company gained enough experience to indicate that this type of repair and resale business should be operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable casings obtained at relatively low or no cost. In 1996, UTTI ceased active operations and the equipment was placed in storage until development of further plans for its use.

         The Company is now proposing to establish used tire processing and sales joint ventures with operators of tire shredders or OTR Tire Disintegrators. Currently, most tire shredding operations separate usable tire casings from the scrap tires received in bulk. These casings are then sold to agents who in turn sell them to repair or retread dealers such as UTTI. By establishing a joint venture, which would operate from the shredder operator's facility, the Company would be able to obtain casings at lower cost, while reducing its overhead and increasing the revenues to the shredder operation. The Company does not yet have any firm agreements to establish such joint ventures. If such joint ventures are established, it is likely that the first such venture will use the equipment from the Salt Lake City facility. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit. There are no firm commitments for any such joint venture.

         Management believes that there are two primary sources for used truck tire demand. Used truck tires have, or are perceived to have, a shorter usable life than comparable new tires. However, due to the substantially lower cost of used tires, the cost per usable mile is much lower for used tires. Local and short haul truckers buy used tires because of this lower cost per usable mile. The shorter usable life is a negative factor for interstate long haul truckers. However, interstate truckers do buy used tires as short-term replacements for tires irreparably damaged while on the road.

         Used and repaired tires must meet minimum standards imposed by the Department of Transportation. The Company believes that its tires are in substantial compliance with such requirements. Although the repaired or used tires generally sell on an "as is" basis without warranty, the Company may remain liable under state laws for personal injury or property damage resulting from any negligent tire repairs.

         The Company owns 55% of UTTI, which interest it received in exchange for its expertise and other intangible capital contributions. An investor, who loaned $150,000 of seed capital to UTTI and who is an officer and director of UTTI, owns the remaining 45% of UTTI.

Co-generation and Electrical Power Generation

         Since 1982, the company has been actively involved in planning and preparation for plants generating electricity or process steam to be fueled by scrap tires. The Company may build such plants alone or in joint venture with others. During the past fiscal year, the Company has concentrated its efforts on design of the Disintegrator and has held only very preliminary discussions regarding the possibility of construction of such plants.

         The design that the Company developed for these plants calls for scrap tires to be shredded into hand sized pieces. The shredded tires are then burned in a fluidized bed combustor to produce steam, which may be used for the generation of electricity or may be used as process steam in nearby industrial plants.

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

         The Garb-Oil processes are in summary form as follows: Scrap tires are first shredded into approximately three inch size pieces with a shredder developed by GMC, then heated in an oxygen free environment (processed in a Garb-Oil Pyrolytic Furnace) to reduce the shredded particles into hydrocarbon gases and char. Part of the hydrocarbon gas is condensed to recover oil by-products. The remaining gases (ethane, methane, butane and propane) are stored for use as fuel in the pyrolytic system. The char is crushed to liberate the metal for magnetic recovery to be sold to the steel industry as scrap. The crushed char can be used as a carbon additive to manufacture solid rubber products or used as additive in the polymer industries or as low-grade activated carbon.

         A demonstration plant was built and operated as a research and development plant for five years. During this period the Company discovered that although the process was technically successful it was not commercially financially feasible. The plant was closed, disassembled and is currently in storage in Huntington, West Virginia. The plant is available for sale but to date the Company has not been successful in finding a buyer.

B. Liquidity, Cash Flow and Capital Resources

         $24,000 of wages payable to the company's President were accrued, rather than paid, during the period. At December 31, 2000 the Company had working capital (current assets in excess of current liabilities) of ($355,142) and a current ratio (ratio of current assets to current liabilities) of approximately (.27). At June 30, 2000, the Company had a deficit in working capital of $343,668 and a current ratio of approximately .30.

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

                                               GARB OIL & POWER CORPORATION


Date: February 2, 2001                         By /s/ John C. Brewer
                                                  ------------------------------
                                                  John C. Brewer, President
                                                  Principal Executive Officer

Date: February 2, 2001                         By /s/ Charles Laver
                                                  ------------------------------
                                                  Charles Laver, Treasurer
                                                  Principal Financial and
                                                  Accounting Officer