Form 10QSB
period 2001-03-31
GARB OIL & POWER CORP
filed 2001-05-10
CIK 798371

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM N/A TO ___________


                        COMMISSION FILE NUMBER: 0-14859


                          GARB-OIL & POWER CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            UTAH                                        87-0296694
          --------                                    --------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                        1588 South Main Street, Suite 200
                           SALT LAKE CITY, UTAH 84115
                       ----------------------------------
                    (Address of Principal executive offices)

                                 (801) 832-9865
                             ---------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]   NO [ ]

         The number of shares outstanding at March 31, 2001:  19,625,000

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                     ASSETS

                                                                          Mar 31          June 30
                                                                            2001            2000
                                                                        (Unaudited)
                                                                       ------------      ----------
CURRENT ASSETS:
         Cash in bank                                                  $  12,961        $  34,006
         Inventory                                                        30,232           30,232
         Investment in available -
           for sale securities                                             7,800           82,943
                                                                       ---------        ---------
                  TOTAL CURRENT ASSETS                                    50,993          147,181
                                                                       ---------        ---------
PROPERTY AND EQUIPMENT:
         Office Equipment                                                 11,658           11,658
         Tools and Equipment                                              30,099           30,099
         Building Improvements                                             8,022            8,022
         Engineering Drawings                                              2,500              -
                                                                       ---------        ---------
                  Total Property and Equipment                            52,279           49,779

         LESS: Accumulated Depreciation                                  (45,176)         (39,176)
                                                                       ---------        ---------
         NET PROPERTY AND EQUIPMENT                                        7,103           10,603
                                                                       ---------        ---------
OTHER ASSETS:
         Patents - Net of Accumulated Amortization                           527            1,226
                                                                       ---------        ---------
         Total                                                               527            1,266
                                                                       ---------        ---------
         TOTAL ASSETS                                                  $  58,623        $ 159,010
                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                              $  52,240        $  65,062
         Notes payable - related parties                                 233,493          233,493
         Accrued Interest payable                                        211,028          190,014
         Accrued expenses payable                                            580            2,280
                                                                       ---------        ---------
                  TOTAL CURRENT LIABILITIES                            $ 497,341        $ 490,849
                                                                       ---------        ---------
SUBORDINATED LOANS - LONG TERM:
         Cash loans                                                      106,832          167,047
         Wages payable                                                   444,000          408,000
                                                                       ---------        ---------
                  Total Subordinated Loans - Long Term                   550,832          575,047
                                                                       ---------        ---------
STOCKHOLDERS' EQUITY:
         Common stock - (No par value, 20,000,000 shares
            Authorized, 20,000,000 and 17,943,299 shares
            Issued and outstanding, respectfully)                      2,632,458        2,332,458
         Unrealized gain (loss) on available
            for sale securities                                          (97,500)          82,944
         Treasury Stock (420,000 shares)                                 (40,615)            -
         Accumulated deficit - prior to
           development stage                                             (27,178)         (27,178)
         Accumulated deficit during the
           development stage                                          (3,456,715)      (3,295,110)
                                                                       ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                                     (989,550)        (906,886)
                                                                       ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  58,623        $ 159,010
                                                                       =========        =========

See notes to consolidated financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
  AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY 14, 1981)
                         THRU MARCH 31, 2001 (UNAUDITED)



                                                                                                            For the Period from
                                                                                                              Inception of the
                                                                                                              Development Stage
                                                       Three months                  Nine Months              (January 14,1981)
                                                      ended Mar. 31,                ended Mar. 31                  Through
                                                  2001             2000           2001           2000           Mar. 31, 2001
                                                  ----            -----           ----           ----           -------------
SALES AND OTHER REVENUES                                                                                          $1,115,988

LESS COST OF SALES                                                                                                   533,857
                                                -------          -------        --------       --------           ----------

         NET                                          0                0               0              0              582,131
                                                -------          -------        --------       --------           ----------

GENERAL AND
  ADMINISTRATIVE EXPENSES                       $39,962          $44,700        $136,944       $150,094           $3,890,611
                                                -------          -------        --------       --------           ----------
INCOME (LOSS) FROM
  OPERATION                                     (39,962)         (44,700)       (136,944)      (150,094)          (3,308,480)
                                                -------          -------        --------       --------           ----------

OTHER INCOME (EXPENSES):
         Write-off and
         abandonment of assets                                                                                     $(431,690)

         Gain on sale of assets                (159,617)         105,072           8,260        184,227           $  404,433
         Interest income                                                                                             147,810

         Interest expense                        (9,243)         (13,428)        (32,920)       (49,743)            (315,258)

         Minority Interest in
         losses of subsidiary                                                                                     $    5,383

         Loss on extinguishment
         of debt                                                                                                    (116,212)

         Income from failure
         to exercise option                                                                                          150,000

         Gain on forgiveness
         of debt                                                                                                       7,300
                                                -------          -------        --------       --------           ----------

         Total other income (loss)             (168,860)         $91,644         (24,660)       134,484             (148,234)
                                                -------          -------        --------       --------           ----------

NET INCOME (LOSS)                             $(208,822)         $46,944        (161,604)      $(15,610)          (3,456,714)
                                              =========          =======        ========       ========           ==========
GAIN (LOSS) PER SHARE                         $   (.010)         $ (.002)       $  (.008)      $  (.001)          $   (0.017)
                                              =========          =======        ========       ========           ==========

See notes to financial statements

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
             MARCH 31, 2001 AND 2000 (UNAUDITED) AND FOR THE PERIOD
       FROM JANUARY 14, 1981 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                TO MARCH 31, 2001


                                                                                              For the Period from
                                                                                                Inception of the
                                                                                                Development Stage
                                                                             NINE MONTHS ENDED  (January 14, 1981)
                                                                                  MARCH 31             Through
                                                                              2001        2000     MAR. 31, 2001
                                                                              ----        ----     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                                $(161,605)     (15,609)   $(3,456,715)
         Adjustments to reconcile net cash
           provided by (used in) operating
           activities:
                  Depreciation and amortization                               6,699        5,999        122,624
                  Bad debt expense                                                                      266,750
                  Gain on sale of assets                                                  38,756       (107,924)
                  Loss on extinguishment of debt                                                        116,212
                  Write-off and abandonment of assets                                                   431,690
                  Stock issued for services & interest                                                  175,261
           Changes in assets and liabilities:
                  Accrued interest receivable                                                           (24,250)
                  Accounts receivable                                                                  (138,699)
                  Contract receivable                                                                  (242,500)
                  Income Tax refund                                                                         537
                  Deposits                                                                                    -
                  Inventory                                                                              62,494
                  Accounts payable                                          (12,822)      (8,122)        45,622
                  Deferred income                                                                       (22,000)
                  Advances payable                                                                     (120,106)
                  Accrued expenses                                           (1,700)                     (4,944)
                  Accrued payroll                                            36,000       36,000        444,000
                  Accrued interest payable                                   21,014       20,415        401,691
                  Other current liabilities                                       -            -        240,954
                                                                          ---------      -------    -----------
                    Net Cash provided (used)
                     In Operating activities                               (112,414)     (77,439)    (1,809,303)
                                                                          ---------      -------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Construction in progress                                                                    (2,937,790)
         Cash acquired from Garbalizer Machinery                                                            899
         Net (advances) payment (to)/
           from related parties                                             (60,215)      (2,193)      (148,138)
         Purchase of treasury stock                                         (40,615)                    (50,624)
         Increase (decrease) of other assets                                                         (1,956,733)
         Purchase of property and equipment                                  (2,500)      (6,818)       (69,730)
         Proceeds from sale of for sale securities                          194,700       91,875        244,700
         Proceeds form sale of assets                                                                     9,500
                                                                          ---------      -------    -----------
                                                                             91,370     (100,886)    (4,907,916)
                                                                          ---------      -------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from notes payable
          - related party                                                                (70,000)       229,841
         Proceeds from bank loans                                                                     4,636,647
         Sale of common stock                                                                         2,007,217
         Contributions to capital by parent company                                       96,865        356,402
         Principal payments on bank loans                                                              (500,000)
                                                                          ---------      -------    -----------
          Net Cash Provided By Financing Activities                               -       26,865      6,730,107
                                                                          ---------      -------    -----------
Net Increase (Decrease) In Cash                                           $ (21,044)     $ 3,418         12,888
Net Cash at Beginning of period                                              34,006       13,889             74
                                                                          ---------      -------    -----------
Net Cash at End of Period                                                 $  12,962      $17,307    $    12,962
                                                                          =========      =======    ===========

See notes to financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

NOTE 1--CONDENSED FINANCIAL STATEMENTS

         The balance sheets as of March 31, 2001, and the related statements of operations and cash flows for the nine months ended March 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001, and for the nine months ended March 31, 2001 and 2000, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000, annual report on Form 10-KSB. The results of operations for the nine months ended March 31, 2001 and 2000, are not necessarily indicative of the operating results to be expected for the full year.

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

Note 5 - Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of March 31, 2001, the Company has 130,000 shares of RecycleNet Corporation stock. These shares are marketable securities that could be sold by the Company to produce cash flow and assist with the various Company obligations. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator Systems.

Note 6 - Subsequent events

         During April 2001 Garbalizer Corporation of America transferred 660,412 shares of Recyclenet to Garb-Oil for 200,000 shares of Garb-Oil treasury stock. Market value of Recyclenet was $.05/share and Garb-Oil was $.04/share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $(none) in the nine months ended March 31, 2001. General and Administrative expenses were ($136,444) in the current year's nine months compared to ($150,094) in the prior year period. After inclusion of interest expense in the current year nine-month period of $32,930 the Company incurred a net loss of ($161,604) compared to a net loss of ($15,610).

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

B. Liquidity, Cash Flow and Capital Resources

         $36,000 of wages payable to the company's President were accrued, rather than paid, during the period. At March 31, 2001 the Company had a deficit in working capital of ($446,348) and a current ratio (ratio of current assets to current liabilities) of approximately (.10). At June 30, 2000, the Company had a deficit in working capital of $343,668 and a current ratio of approximately .30.

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

                                            GARB OIL & POWER CORPORATION


Date: May 9, 2001                           By /s/ John C. Brewer
                                               -----------------------
                                               John C. Brewer, President
                                               Principal Executive Officer


Date: May 9, 2001                           By  /s/ Charles Laver
                                               -----------------------
                                               Charles Laver, Treasurer
                                               Principal Financial and
                                               Accounting Officer