Form 10KSB
period 2001-06-30
GARB OIL & POWER CORP
filed 2001-09-27
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-KSB



  [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended June 30, 2001

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

     As of September 20, 2001, 8,534,963 shares were held by non-affiliates and the aggregate value of the common voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and ask prices on such date, was $469,422.97.

     As of September 20, 2001, the Issuer had outstanding 20,000,000 shares of common stock (no par value).

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

     The Company received no revenues in the fiscal year ended June 30, 2001, and at year end, its current liabilities exceeded its total assets by approximately $1,045,159. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities did not result in any sales during fiscal 2001, and they may not result in any sales during fiscal 2002.

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

     The system known as the "Garbalizer Shredder" has a thirty year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen United States and six foreign patents all of which have expired except one United States patent. United States patent No 4927088 expires on May 22, 2007.

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

Tire Repair and Resale Business
-------------------------------

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

United States Patents:
----------------------                                    Expired

Pyrolysis Process         Patent No. 4,402,791            09/30/00
Patent

     A foreign patent has also been granted in Canada.

     In connection with the Garbalizer Shredder design, the Company owns United States patent No. 4,927,088 that expires on May 22, 2007, and Canadian patent No. 1,137,949 that expired on December 21, 1999.

     In addition to the above patents, the Company filed the following patents which relate to Tar Sand development, that have also expired:

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

     Research and Development
     ------------------------

     During the fiscal years ended June 30, 2001 and 2000, the Company did not expend any funds on research and development activities.

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

ITEM 2.  PROPERTIES.

      The Company's executive offices have been located at 1588 South Main Street, Suite 200, Salt Lake City, Utah 84115, for the past year. The offices occupy approximately 1400 square feet. The premises are being leased from Utah Auto Dealers Association, an unrelated third party, on a five year lease. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease. During the year ended June 30, 2001, the Company and UTTI paid approximately $14,400 to lease these facilities.

ITEM 3.  LEGAL PROCEEDINGS

     None; not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to stockholders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers, Inc.'s ("NASD") OTC Bulletin Board under the symbol "GARB." On September 20, 2001, there were approximately 635 holders of record of the common stock of the Company, and management believes there were approximately 1,000 beneficial owners. During the years ended June 30, 2001, 2000 and 1999, the common stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated as reported by National Quotation Bureau, LLC.

            Period
         (Fiscal Year)                       High          Low
         -------------                       ----          ---

         2000

         1st Quarter                         .11           .09
         2nd Quarter                         .10           .06
         3rd Quarter                         .18           .06
         4th Quarter                         .14           .08

         2001

         1st Quarter                         .14           .075
         2nd Quarter                         .10           .05
         3rd Quarter                         .07           .04
         4th Quarter                         .15           .04

     The foregoing quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

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

     There were no sales of "restricted securities" during the fiscal years ended June 30, 1999 or 2001.

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

     The auditor's report accompanying the Company's financial statements for the year ended June 30, 2001, contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     As discussed further in Part II, Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America ("GCA")transferred 1,061,668 shares of RecycleNet, Inc. ("RecycleNet") common stock to the Company. As of June 30, 2001, the Company had none of these shares remaining. Management is pursuing other avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers of Garbalizer Shredders in establishing used tire joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System, and is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. If any of such potential transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to John Brewer or other shareholders of the Company.

     Result of Operations
     --------------------

     Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2001, the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,081,229. The working capital deficit at June 30, 2000 was $918,715. The decrease in working capital was caused by the continued accrual of salary, accounts payable for expenses which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

     Other than its short term office lease and loans payable to affiliates, the Company is not subject to any material commitments or capital expenditures. UTTI is obligated to its minority owner in the principal amount of $165,000. Such loan is now due on demand. The Company also made advances to UTTI to pay its operating expenses during its start-up phase.

     During the year ended June 30, 2001, the Company received proceeds from the sale of RecycleNet common stock. The proceeds include $271,611 of cash fro the sale of 1,420,697 shares during the year ended June 30, 2001.

     The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 2001 of ($221,453) compared a loss of ($202,551) for the year ended June 30, 2000. Total expenses for 2001 were $221,453 compared to $202,551 in 2000. Salaries and wages were $91,757 for 2001 compared to $102,414 for 2000. Rental expenses were $14,400 in 2001 and $23,256 in 2000. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

     Net loss for the year ended June 30, 2001 was ($320,573) compared to net gain of $177,022 for the year ended June 30, 2000. On a per share basis, the net loss for the year ended June 30, 2001 was ($0.02) compared to net gain of $0.01 in 2000. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable.

     UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

     Liquidity
     ---------

     During the year ended June 30, 2000, the Company had a net decrease in cash of $20,832. The sale of RecycleNet's common stock was the primary source of cash from investing activities.

ITEM 7.  FINANCIAL STATEMENTS.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2001

                         C O N T E N T S

Independent Auditors' Report - HJ & Associates, LLC. . . . . . . . . . F-2

Consolidated Balance Sheet   . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations and Comprehensive Income . . . . F-5

Consolidated Statements of Stockholders' Equity (Deficit). . . . . . . F-7

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .  F-10

Notes to the Consolidated Financial Statements . . . . . . . . . . .  F-12

To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years ended June 30, 2001 and 2000 and from inception on January 14, 1981 through June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
The financial statements for the period from inception on January 14, 1981 through June 30, 1999 were audited by other auditors whose report dated September 10, 1999 expressed an unqualified opinion on these statements. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period January 14, 1981 (inception) through June 30, 2001, insofar as it relates to amounts for prior periods through June 30, 1999, is based solely on the report of other audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2001 and the consolidated results of their operations and their cash flows for the years ending June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electricity by burning used rubber, and pyrolysis (extraction of oil, carbon and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
September 7, 2001

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheet
                         June 30, 2001

                              ASSETS

                                                           June 30,
                                                             2001
CURRENT ASSETS

     Cash in bank                                             $   13,174
     Investment in available-for-sale securities                 152,600
                                                              ----------
          Total Current Assets                                   165,774

PROPERTY AND EQUIPMENT

     Engineering drawings                                          2,500
     Office equipment                                             11,658
     Tools and equipment                                          30,099
     Building improvements                                         8,022
     Less: accumulated depreciation                              (47,035)
                                                              ----------
          Total Property and Equipment                             5,244
                                                              ----------
OTHER ASSETS

     Prepaid expenses                                                300
     Assets held for resale                                       30,232
     Patents - net of accumulated amortization                       294
                                                              ----------
          Total Other Assets                                      30,826

          TOTAL ASSETS                                        $  201,844
                                                              ==========

The accompanying notes are an integral part of these financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
             Consolidated Balance Sheet (Continued)
                          June 30, 2001

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,
                                                      2001
CURRENT LIABILITIES

     Accounts payable                           $  52,453
     Notes payable - related parties              519,937
     Accrued interest                             218,033
     Accrued expenses                                 580
     Wages payable                                456,000
                                                ---------
          Total Current Liabilities             1,247,003
                                                ---------
          Total Liabilities                     1,247,003
                                                ---------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; (no par value) 20,000,000
      shares authorized; 20,000,000 shares
      authorized and outstanding, respectively  2,654,811
     Treasury stock; 185,000 shares at cost       (16,584)
     Unrealized (loss) on available-for-sale
      securities                                  (40,525)
     Accumulated deficit - prior to development
      stage                                       (27,178)
     Accumulated deficit during the development
      stage                                    (3,615,683)
                                               ----------
          Total Stockholders' Equity (Deficit) (1,045,159)
                                               ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                   $  201,844
                                               ==========

The accompanying notes are an integral part of these consolidated financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
  Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2001              2000              2001

REVENUES

 Tire sales                   $        -  $       -        $  117,932
 Equipment sales                       -          -           595,723
 Other revenues                        -          -           402,333

  Total Revenues                       -          -         1,115,988

EXPENSES

 Cost of sales                         -          -            60,020
 Cost of equipment                     -          -           473,837
 Bad debt                              -          -           266,750
 Salary and wages                    91,757   102,414       1,594,703
 Sales commissions                     -          -            27,785
 Office                              10,270     8,066         164,420
 Rent                                14,400    23,256         254,291
 Telephone                            5,018     4,283         111,316
 Professional fees                   17,478    26,930         497,112
 Finders' fee                          -          -           145,000
 Insurance                            6,338     5,652          94,499
 Taxes and licenses                   4,359     5,361         114,381
 Travel                               3,124     3,836         224,270
 Promotion and entertainment           -          -            14,053
 Testing                               -          -            27,073
 Advertising                          6,126     1,269         151,942
 Amortization                           932       932          53,966
 Depreciation                         7,859     7,300          70,750
 Consulting fee                        -          -            19,737
 Stockholders' meetings                -          -               670
 Parking                               -          330          11,544
 Subcontractors                        -          -            40,138
 Auto expense                          -          -             4,417
 Repairs and maintenance               -          -             3,982
 Other                               53,792    12,922          82,323

  Total Expenses                   $221,453  $202,551      $4,508,979

The accompanying notes are an integral part of these consolidated financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Continued)
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2001               2000              2001
OPERATING LOSS             $(221,453)   $(202,551)         $(3,392,991)

OTHER INCOME (EXPENSES)

 Write-off and abandonment
  of assets                      -            -               (431,690)
 Gain on sale of assets      (56,200)     288,241              339,965
 Interest income                 -            -                147,810
 Interest expense            (42,920)     (65,978)            (325,258)
 Minority interest in losses
 of subsidiary                   -            -                  5,383
 Income from expired option      -        150,000              150,000

  Total Other Income
  (Expense)                  (99,120)     372,263             (113,790)

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS         (320,573)    169,712           (3,506,781)

EXTRAORDINARY ITEMS

 Loss on extinguishment of
 debt                            -            -               (116,212)
 Gain on forgiveness of debt     -          7,310                7,310

  Total Extraordinary Gain
  (Loss)                         -          7,310             (108,902)

NET INCOME (LOSS)            (320,573)    177,022           (3,615,682)

OTHER COMPREHENSIVE INCOME

 Unrealized income (loss) on
  available for sale
  securities                 (123,469)   (207,681)              40,525

  Total Other Comprehensive
   Income (Loss)             (123,469)   (207,681)              40,525

COMPREHENSIVE INCOME (LOSS) $(444,042)  $ (30,659)         $(3,575,158)

BASIC INCOME (LOSS) PER
SHARE                      $    (0.02)  $    0.01

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    19,485,825   17,943,299

The accompanying notes are an integral part of these consolidated financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Unrealized
                                                        Gain on
                                       Common Stock    Investment  Accumulated
                                    shares    Amount In Securities  Deficit
Balance, January 14, 1981       12,833,333     $ 61,894   $     -  $(27,178)
Stock issued to satisfy current
 liabilities:
  June 1983 - $2.94 per share       82,000      240,889         -       -
Stock issued to satisfy related
 party liabilities:
  November 1993-$0.20 per share     64,310       12,882         -       -
  December 1993-$0.14 per share     87,000       12,200         -       -
  November 1994-$0.21 per share     25,000        5,342         -       -
Stock issued for services:
  May 1981-$0.20 per share           5,000        8,000         -       -
  May 1983-$1.50 per share          50,000       75,000         -       -
  August 1992-$0.15 per share       25,000        3,750         -       -
  December 1992-$0.15 per share      4,000          600         -       -
  November 1994-$0.21 per share      4,000          855         -       -
  January 1995-$0.21 per share      76,167       16,276         -       -
  February 1995-$0.21 per share     10,000        2,137         -       -
Stock issued for cash:
  March 1981-$0.70 per share        10,000        7,000         -       -
  April 1981-$0.42 per share       192,834       80,000         -       -
  June 1981-$1.31 per share         27,518       35,945         -       -
  March 1983-$0.75 per share        14,000       10,500         -       -
  April 1983-$1.00 per share        50,000       50,000         -       -
  June 1983-$3.04 per share         30,000       91,272         -       -
  September 1984-$1.00 per
    share                          200,000      200,000         -       -
  November 1984-$0.95 per share    105,470      100,000         -       -
  April 1986-$1.27 per share       770,000      980,000         -       -
  May 1992-$0.234 per share        208,334       50,000         -       -
  December 1992-$0.15 per share     50,000        7,500         -       -
  February 1993-$0.15 per share    100,000       15,000         -       -
  March 1993-$0.15 per share       100,000       15,000         -       -
  May 1993-$0.15 per share         100,000       15,000         -       -
  June 1993-$0.25 per share        100,000       25,000         -       -
  August 1993$0.20 per share       100,000       20,000         -       -
  October 1993-$0.07 to $0.15
    per share                      250,000       25,000         -       -
  November 1993-$0.25 per share     20,000        5,000         -       -
  December 1993-$0.15 to $0.20
    per share                      180,000       32,500         -       -
  January 1994-$0.25 per share      20,000        5,000         -       -
  February 1995-$0.20 per share     50,000       10,000         -       -
  March 1995-$0.20 to $0.22
    per share                      263,000       56,500         -       -
  May 1995-$0.25 per share          20,000        5,000         -       -
  June 1995-$0.20 per share         25,000        5,000         -       -
  Contributed capital                -          356,402         -       -
  Purchase of treasury stock         -              -           -       -
  Retirement of treasury stock     (10,000)     (10,009)        -       -
Net loss from January 14, 1981
  through June 30, 1995              -              -           -       -
Balance, June 30, 1995          16,241,966  $ 2,632,435   $     -  $(27,178)

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                         Deficit        Treasury
                                      Accumulated         Stock
                                       During the        Number
                                      Development          of
                                         Stage           Shares      Amount
Balance, January 14, 1981             $       -       $     -    $       -
Stock issued to satisfy current
 liabilities:
  June 1983 - $2.94 per share                 -             -            -
Stock issued to satisfy related
 party liabilities:
  November 1993-$0.20 per share               -             -            -
   December 1993-$0.14 per share              -             -            -
   November 1994-$0.21 per share              -             -            -
 Stock issued for services:
  May 1981-$0.20 per share                    -             -            -
  May 1983-$1.50 per share                    -             -            -
  August 1992-$0.15 per share                 -             -            -
  December 1992-$0.15 per share               -             -            -
  November 1994-$0.21 per share               -             -            -
  January 1995-$0.21 per share                -             -            -
  February 1995-$0.21 per share               -             -            -
Stock issued for cash:
  March 1981-$0.70 per share                  -             -            -
  April 1981-$0.42 per share                  -             -            -
  June 1981-$1.31 per share                   -             -            -
  March 1983-$0.75 per share                  -             -            -
  April 1983-$1.00 per share                  -             -            -
  June 1983-$3.04 per share                   -             -            -
  September 1984-$1.00 per
    share                                     -             -            -
  November 1984-$0.95 per share               -             -            -
  April 1986-$1.27 per share                  -             -            -
  May 1992-$0.234 per share                   -             -            -
  December 1992-$0.15 per share               -             -            -

  February 1993-$0.15 per share               -             -            -
  March 1993-$0.15 per share                  -             -            -
  May 1993-$0.15 per share                    -             -            -
  June 1993-$0.25 per share                   -             -            -


  August 1993$0.20 per share                  -            -            -
  October 1993-$0.07 to $0.15
    per share                                 -            -            -
  November 1993-$0.25 per share               -            -            -
  December 1993-$0.15 to $0.20
    per share                                 -            -            -
  January 1994-$0.25 per share                -            -            -

  February 1995-$0.20 per share               -            -            -
  March 1995-$0.20 to $0.22
    per share                                 -            -            -
  May 1995-$0.25 per share                    -            -            -
  June 1995-$0.20 per share                   -            -            -
Contributed capital                           -            -            -
Purchase of treasury stock                              10,000      (10,009)
Retirement of treasury stock                  -        (10,000)     (10,009)
Net loss from January 14, 1981
  through June 30, 1995                (2,829,005)         -            -
Balance, June 30, 1995                 (2,829,005)         -            -

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

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                       Unrealized
                                                        Gain on
                                       Common Stock    Investment  Accumulated
                                    shares    Amount In Securities  Deficit
Balance June 30, 1999              17,933,299  $2,331,485  $ 290,625 $(27,178)

Issuance of common stock for
  lost treasury shares at $0.10 per
  share                                10,000       1,000        -        -

Change in unrealized gain on
  investment in securities,
  net of tax                              -           -     (207,681)     -

Net income for the period ended
  June 30, 2000                           -           -          -        -

Balance, June 30, 2000             17,943,299  $2,332,458 $   82,944 $(27,178)

Issuance of common stock for
available for sale securities       2,056,701     300,000        -        -

Purchase of treasury stock                -           -          -        -

Issued treasury stock for
available for sale securities             -        22,353        -        -

Issued treasury stock for services        -           -          -        -

Change in unrealized gain on
investment in securities, net of tax      -           -     (123,469)     -

Net loss for the period ended
June 30, 2001                             -           -          -        -

Balance, June 30, 2001             20,000,000  $2,654,811 $  (40,525)$(27,178)

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                         Deficit        Treasury
                                      Accumulated         Stock
                                       During the        Number
                                      Development          of
                                         Stage           Shares      Amount
Balance June 30, 1999                $(3,472,132)   $      -     $     -
Issuance of common stock for
  lost treasury shares at $0.10 per
  share                                      -             -           -
Change in unrealized gain on
  investment in securities,
  net of tax                                 -             -           -

Net income for the period ended
  June 30, 2000                          177,022           -           -

Balance, June 30, 2000               $(3,295,110)   $      -     $     -

Issuance of common stock for
available for sale securities                -             -           -

Purchase of treasury stock                   -         485,000     (45,858)

Issued treasury stock for
available for sale securities                -        (200,000)     19,516

Issued treasury stock for services           -        (100,000)      9,758

Change in unrealized gain on
investment in securities, net of
tax                                          -             -           -

Net loss for the period ended
June 30, 2001                           (320,573)          -           -

Balance, June 30, 2001              $ (3,615,683)    $ 185,000   $  16,584

The accompanying notes are an integral part of these consolidated financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                              2001              2000               2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)             $(320,573)        $ 177,022     $(3,615,683)
Adjustments to reconcile
 net cash provided by
 (used in) operating
 activities:
Depreciation and amortization     8,791             8,232         124,716
Bad debt expense                    -                 -           266,750
Gain on sale of asset               -                 -            (5,364)
Gain on sale of available-
for-sale securities              56,200               -           (46,360)
Write-off
and abandonment of assets           -                 -           431,690
Loss on extinguishment of debt      -                 -           116,212
Stock issued for services and
interest                            -                 -           122,701
Treasury stock issued for
services                          9,758               -             9,758
Available for sale securities
issued for services                 -                 -            52,560
Treasury stock expensed             -               1,000           1,000
Changes in current assets and
liabilities:
Accrued interest receivable         -                 -           (24,250)
Accounts receivable                 -                 -            11,645
Accounts receivable -
 related party                      -                 -          (150,344)
Contract receivable                 -                 -          (242,500)
Income tax refund receivable        -                 -               537
Inventory                           -                 -            62,494
Prepaid expenses                   (300)              -              (300)
Accounts payable                (12,609)           (8,936)         44,835
Deferred income                     -            (150,000)        (22,000)
Advances payable -
related party                       -                 -          (120,106)
Accrued expenses                 (1,700)           (1,489)         (4,944)
Accrued payroll                  48,000            48,000         456,000
Accrued interest payable         28,019            27,420         408,696
Other current liabilities           -                 -           240,954

  Net Cash Provided (Used)
  by Operating Activities      (184,414)          101,249      (1,881,303)

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress            -                 -        (2,937,790)
Cash acquired from Garbalizer
Machinery                           -                 -               899
Net (advances) payments (to)
/from related party             (60,603)           (4,314)       (148,526)
Purchase of treasury stock      (45,858)              -           (55,867)
Increase (decrease) of other
 assets                             -                 -        (1,956,733)
Purchase of property and
equipment                        (2,500)           (6,818)        (69,730)
Proceeds from sale of
available for sale securities   272,543               -           322,543
Proceeds from sales of assets       -                 -             9,500

  Net Cash Provided (Used)
  by Investing Activities      $163,582          $(11,132)    $(4,835,734)

The accompanying notes are an integral part of these consolidated financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                  From
                                                                Inception
                                                                   of the
                                                               Development
                                                                 Stage on
                                                                January 14,
                                 For the Years Ended           1981 Through
                                       June 30,                  June 30,
                                 2001             2000             2001

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from (payments
on) notes payable -
  related party                 $      -          $ (70,000)     $   229,841
Proceeds from bank loans               -                -          4,636,647
Sale of common stock                   -                -          2,007,217
Contribution to capital by
parent company                         -                -            356,402
Principal payments on bank loans       -                -           (500,000)

  Net Cash Provided (Used) by
  Financing Activities                 -            (70,000)       6,730,107

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                  (20,832)          20,117           13,100

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                34,006           13,889               74

NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $  13,174         $ 34,006         $ 13,174

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

Treasury stock issued for
available for sale securities    $  41,869         $    -           $ 41,869
Common stock issued for available
for sale securities              $ 300,000         $    -           $300,000
Related party payable issued for
available for sale securities    $ 180,000         $    -           $180,000
Securities issued for debt       $     -           $ 70,000         $ 70,000
Cash paid for interest           $  14,187         $ 37,902         $156,745

The accompanying notes are an integral part of these consolidated financial statements.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001

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

     The accompanying consolidated financial statements include Garb Oil and its wholly-owned subsidiary, Rialto Power Corporation (which was dissolved by the State of California), and its 55% owned subsidiary, Utah Truck Tire, Inc.; which are collectively referred to as the Company. The following is a summary of the significant accounting policies.

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

     c.  Basis of Presentation - Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2001 and 2000, the Company has incurred a net loss of $320,573 and a net income of $177,022, respectively, and as of June 30, 2001, the Company's deficit accumulated during the development stage was $3,615,683. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations.
     During the year ended June 30, 1999, the Company received RecycleNet common shares in conjunction with the reorganization and sale of Garbalizer Machinery Corporation. Management intends to continue to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001


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

     f.  Property and Equipment

     Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years.

     The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     g.  Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising expense was $6,126 and $1,269 for the years ending June 30, 2001 and 2000, respectively.

     h.  Income Taxes

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

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     (Continued)

     i.  Basic Income (Loss) Per Share

       The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:


                                                 For the
                                               Years Ended
                                                 June 30,
                                            2001      2000

       Net income (loss) (numerator)      $(320,573) $ 177,022


       Weighted average shares outstanding
         (denominator)                   20,000,000  17,943,299

       Basic income (loss) per share     $    (0.02) $     0.01

       j.  Financial Instruments

       Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, receivables, other assets, trade accounts payable, deferred revenue and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2001. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

       k.  Pronouncements Issued Not Yet Adopted

       In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

       Statement 141:

          Eliminates the pooling method for accounting for business combinations.

          Requires that intangible assets that meet certain criteria be reported separately from goodwill.

          Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001


NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
       (Continued)

       k.  Pronouncements Issued Not Yet Adopted (Continued)

       Statement 142:

          Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

          Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

       Upon adoption of these Statements, the Company is required to:

          Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

          Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

          Write-off any remaining negative goodwill.

       The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

NOTE 2 -  INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME

       The RecycleNet shares owned by the Company are classified as available-for-sale and are stated at fair value.

       Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:
                                               For the Years Ending
                                                     June 30,
                                               2001            2000

       Proceeds from sales of securities     $  272,543   $ 288,241

       Gross realized gains                  $        -   $ 288,241
       Gross realized (losses)                  (56,200)          -

       Net (Loss) from Sale of Investments   $  (56,200)  $ 288,241

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001

NOTE 2 -  INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME (Continued)

       Other comprehensive income is only relevant for the year ending June 30, 2001 and for the period from inception through June 30, 2001 and consists of the change in net unrealized holding gains and losses on securities classified as available for sale and their related income tax benefit as follows:

                                      Before-Tax    Tax      Net-of-Tax
                                        Amount      Benefit     Amount


       For the year ended June 30, 2001:

       Unrealized net holding gains       $ 82,944   $     -     $ 82,944
       Reclassification adjustment
         for net loss included in
         net loss                         (123,469)        -     (123,469)

            Other comprehensive income    $(40,525)  $     -     $(40,525)

       Cumulative for the period January
         14, 1981 (date of inception)
         through June 30, 2001:

       Unrealized net holding gains       $ 82,944   $     -     $ 82,944
       Reclassification adjustment for
         net losses included in net loss  (123,469)        -     (123,469)

            Other comprehensive income    $(40,525)  $     -     $(40,525)

       A current provision for income taxes has not been assessed against the unrealized gain on securities since the current NOL's of the Company would offset these gains (See Footnote 1i).

NOTE 3 - UTAH TRUCK TIRE, INC.

       Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000 (see Note 5). Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2001 and 2000. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001

NOTE 4 - PAYABLE TO RELATED ENTITIES, OFFICERS AND SHAREHOLDERS

       During the year ended June 30, 2001, notes payable - related parties increased $119,397. The change is due to payments on the cash loan to John Brewer and a payable recorded for $180,000 for available for sale securities.

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

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001


NOTE 5 - INCOME TAXES

       The Company does not have a current or deferred provision for income taxes for the years ended June 30, 2001 or 2000. The following presents the components of the deferred tax asset for the Company.


                                                        June 30,
                                                   2001           2000

       Benefit of operating loss carryforwards    $ 866,900    $ 744,673
       Inventory reserve                                  -       11,277
       Accrued salaries                            (177,840)    (152,184)
       Accrued interest                             (85,033)     (45,152)
       Depreciation                                    (374)       2,093
       Accrued related parties expenses            (132,575)           -

       Benefit of capital loss carryforward          21,918            -

       Total deferred tax assets                    492,996      560,707
       Less: valuation allowance                   (492,996)    (560,707)

       Net Deferred Tax Asset                     $       -     $      -

       The valuation allowance has decreased $67,711 and $419,437 for the years ended June 30, 2001 and 2000, respectively. The decrease in valuation during 2000 is due to the utilization of federal and state NOL's offset by the increase in various accruals to officers/shareholders to be paid and deducted for tax purposes in future periods. The Company and its subsidiaries have federal net operating loss carryforwards of $1,918,732 that expire, if unused, in years 2002 through 2021.

       The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended:

                                                          June 30,
                                                   2001             2000


       Income tax expense (benefit) at statutory
         Rate (34%)                                 $      -      $  60,187

       Change in deferred tax asset valuation           (200)       (66,029)
       State tax net of federal benefit                  200          5,842
       Effect due to change in tax rates                   -              -
       Other                                               -              -

              Provision for Income Taxes            $      -      $       -

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001


NOTE 6 - COMMITMENTS

       During the year ended June 30, 2001, the Company signed an Confidentiality & Non-Circumvention agreement with Micron
       Manufacturing for the purpose of building equipment for Garb Oil to import to North America for sale to the scrap tire processing industry. Micron Manufacturing will engineer a pilot model of the shredder. Once the pilot model is complete, a formal agreement will be signed.

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

NOTE 7 - INVESTMENT IN RIALTO POWER CORPORATION

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

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001



NOTE 7 - INVESTMENT IN RIALTO POWER CORPORATION (Continued)

        In November 1989, Rialto agreed to convey the collateralized assets to DITT in satisfaction of the note and related interest payable. Such assets represented substantially all costs of the project. The carrying value of the related assets and liabilities at the date of the conveyance were as follows:

        Land                                        $           1,384,126
        Construction in progress                                2,937,790
        Other assets                                              140,633

        Total assets conveyed                                   4,462,549
        Less: note and related interest payable                 4,346,337

        Loss Recognized on Extinguishment of Debt$                116,212

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

NOTE 8 - OPERATING LEASES

        The Company shares office space with Garbalizer Corporation of Amercia under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $14,400 and $23,256 for the years ended June 30, 2001 and 2000, respectively.

          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 2001


NOTE 9 - SUPPLEMENTAL CASH FLOWS

        During the year ended June 30, 2001, the Company issued 200,000 shares of treasury stock for 669,897 common shares of RecycleNet Corporation, Inc. valued at $41,869.

        During the year ended June 30, 2001, the Company issued 2,056,701 shares of common stock for 400,000 common shares of RecycleNet Corporation, Inc. valued at $300,000.

        During the year ended June 30, 2001, the Company agreed to trade 2,000,000 shares of common stock for 2,000,000 common shares of RecycleNet Corporation, Inc. The Company received the 2,000,000 common shares of RecycleNet but has not yet issued the 2,000,000 shares of Company common stock. Accordingly, a related party payable was recorded in the amount of $180,000 for the value of the shares.

        During the year ended June 30, 2000, the Company issued available-for-sale securities for the extinguishment of $70,000 of debt.

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

     Identification of Directors and Executive Officers
     --------------------------------------------------

     The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

              Name                   Age       Position
              ----                   ---       --------
         John C. Brewer              79        President, Chairman of
                                               the Board of Directors
                                               and Director

         Bill Vee Anderson           50        Vice-President, Director

         Charles Laver               78        Secretary and Director


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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001, there were no Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

     The following information concerning the compensation of the Company's Chief Executive Officer for the fiscal years ended June 30, 2001 and 2000 compensation for the directors and other executive officers is not required to be presented as no such director's or executive officer's salary and bonus exceeded $100,000.


                         SUMMARY COMPENSATION TABLE


                                            Annual Compensation
Name and Principal Position      Fiscal Year                 Salary ($)
---------------------------      -----------                 ----------
John C. Brewer                      2001                        $48,000
President and CEO                   2000                         48,000

     No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2001 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

     The Company issued no options during the fiscal years ended June 30, 2001 or 2000, and none are outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of September 20, 2001
(i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address                             Amount      Percent of Class

Garbalizer Corporation                     10,388,291     51.9%
of America (Note 1)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

A/S Parkveien 55                            1,050,000      5.3%
Christiania Bank
P.O. Box 1166 (Note 2)
Sentrum 0107 Oslo 1, Norway

John C. Brewer (Note 3)                    10,388,291     51.9%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Charles Laver (Note 4)                     10,409,037     52.0%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Bill Anderson                                   6,000       *
Newhouse Office Building, Suite 507
Salt Lake City, Utah

All directors and                          10,415,037     52.1%
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

     (3) Consists of 10,388,291 shares held by GCA in which Mr. Brewer may be deemed to share beneficial ownership as a result of his position as a director and principal shareholder of GCA.

     (4) Consists of 10,388,291 shares held by GCA in which Mr. Laver may be deemed to share beneficial ownership as a result of his position as a director of GCA, and 20,746 shares owned of record by Mr. Laver.

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


     The Company's President is entitled to an annual salary of $48,000. During 1993 through 2001, substantially all of such salary was accrued rather than paid in cash. Such accrued wages are unsecured and do not bear interest. As of June 30, 2001, the balance of accrued salary to the President was $456,000. This is in addition to the $106,453 owed to the Company's President for advances to the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%) relating to these purchases. These payables were due on demand; however, as of June 30, 2001, no principal payments had been made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a. The following financial statements and schedules are filed herewith.

                          Garb Oil & Power Corporation

          Consolidated Balance Sheet - June 30, 2001

          Consolidated Statements of Operations and Comprehensive Income for the Years Ended June 30, 2001, 2000 and for the Period from January 14, 1981 (Date of Inception of the Development Stage)to June 30, 2001

          Consolidated Statements of Stockholders' Equity (Deficit) - For the period from Inception of the Development Stage
          (January 14, 1981) through June 30, 2001

          Consolidated Statements of Cash Flows For the Years Ended June 30, 2001, 2000 and for the Period from January
          14, 1981 (Date of Inception of the Development Stage) to
          June 30, 2001

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

     DATED this 26th day of September, 2001

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.



        Date: 9/26/2001               /s/ John C. Brewer
                                      ------------------------------
                                      John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


        Date: 9/26/2001               /s/ Charles Laver
                                      ------------------------------
                                      Charles Laver, Treasurer

         3. And by a majority of its Board of Directors.


        Date: 9/26/2001               /s/ John C. Brewer
                                      ------------------------------
                                      John C. Brewer, Director


        Date: 9/26/2001               /s/ Charles Laver
                                      ------------------------------
                                      Charles Laver, Director


        Date: 9/26/2001               /s/ Bill Vee Anderson
                                      ------------------------------
                                      Bill Vee Anderson, Director