Form 10QSB
period 2001-09-30
GARB OIL & POWER CORP
filed 2001-11-19
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    N/A    TO
                               ---------    -------

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

                        1588 South Main Street, Suite 200
                           SALT LAKE CITY, UTAH 84115
                     --------------------------------------
                    (Address of Principal executive offices)

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

                                 YES [X] NO [ ]


         The number of shares outstanding at September 30, 2001: 20,000,000

                                 GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                        (DEVELOPMENT STAGE COMPANIES)
                                         CONSOLIDATED BALANCE SHEETS
                                September 30, 2001 (UNAUDITED) AND JUNE 30, 2001

                                                       ASSETS
                                                                        Sept 30
                                                                         2001           June 30
                                                                      (Unaudited)         2001
                                                                       ---------        --------
CURRENT ASSETS:
  Cash                                                                 $   2,170       $  13,174
  Investment in available -
    for sale securities                                                   96,500         152,600
                                                                       ---------       ---------
        TOTAL CURRENT ASSETS                                              98,670         165,774
                                                                       ---------       ---------
PROPERTY AND EQUIPMENT:
  Office Equipment                                                        11,658          11,658
  Tools and Equipment                                                     30,099          30,099
  Building Improvements                                                    8,022           8,022
  Engineering Drawings                                                     2,500           2,500
                                                                       ---------       ---------
        Total Property and Equipment                                      52,279          52,279
                                                                       ---------       ---------
        LESS: Accumulated Depreciation                                   (47,808)        (47,035)
                                                                       ---------       ---------
        NET PROPERTY AND EQUIPMENT                                         4,471           5,244
                                                                       ---------       ---------
OTHER ASSETS:
  Prepaid expenses                                                           300             300
                                                                       ---------       ---------
  Assets held for resale                                                  30,232          30,232
                                                                       ---------       ---------
  Patents -net of accumulated amortization                                    61             294
                                                                       ---------       ---------
                                                                       $ 133,734       $ 201,844
                                                                       =========       =========



                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                   $    57,480     $    52,453
  Notes payable - related parties                                        519,937         519,937
  Accrued Interest payable                                               225,052         218,033
  Accrued expenses payable                                                 1,355             580
                                                                     -----------     -----------
        TOTAL CURRENT LIABILITIES                                        803,824         791,003
                                                                     -----------     -----------

SUBORDINATED LOANS - LONG TERM:
  Wages payable                                                          468,000         456,000
                                                                     -----------     -----------
        Total Subordinated Loans- Long Term                              468,000         456,000
                                                                     -----------     -----------

STOCKHOLDERS' EQUITY:
  Common stock -(No par value, 20,000,000 shares
  Authorized, 20,000,000 and 20,000,000 shares
  Issued and outstanding, respectfully)                                2,654,811       2,654,811
  Unrealized gain (loss) on available
    for sale securities                                                  (84,904)        (40,525)
  Treasury Stock (126,500 shares
    and 185,000 respectfully)                                            (13,861)        (16,584)
  Accumulated deficit - prior to
    development stage                                                    (27,178)        (27,178)
  Accumulated deficit during the
    development stage                                                 (3,666,958)     (3,615,683)
                                                                     -----------     -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (1,138,090)     (1,045,159)
                                                                     -----------     -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                     $   133,734     $   201,844
                                                                     ===========     ===========

See notes to consolidated financial statements

                                   GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS AND TWELVE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                 AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY 14, 1981)
                                       THRU September 30, 2001 (UNAUDITED)


                                                                                For the Period from
                                                                                 Inception of the
                                                                                Development Stage
                                                       Three months              (January 14,1981)
                                                      ended Sept. 30,                 Through
                                                      2001        2000             Sept. 30,2001
                                                     -----       -----             -------------
SALES AND OTHER REVENUES                                  -            -             $ 1,115,988
                                                   --------     --------             -----------

LESS COST OF SALES                                        -            -                 533,857
                                                   --------     --------             -----------

        NET                                               -            -                 582,131
                                                   --------     --------             -----------

GENERAL AND
ADMINISTRATIVE EXPENSES                              38,092       51,635               4,013,214
                                                   --------     --------             -----------

INCOME(LOSS)FROM OPERATION                          (38,092)     (51,635)             (3,431,083)
                                                   --------     --------             -----------


OTHER INCOME (EXPENSES):

  Write-off and
    abandonment of assets                                 -            -                (431,690)

  Gain (Loss) on sale
    of assets                                        (1,044)     133,069                 338,921

  Interest income                                         -            -                 147,810

  Interest expense                                  (12,139)     (13,273)               (337,397)

  Minority Interest in
    losses of subsidiary                                  -            -                   5,383

  Loss on extinguishment
    of debt                                               -            -                (116,212)

  Income from failure
    to exercise option                                    -            -                 150,000

  Gain on forgivenes
    of debt                                               -            -                   7,310
                                                   --------     --------             -----------

        Total other income (loss)                   (13,183)     119,796                (235,875)
                                                   --------     --------             -----------

NET INCOME (LOSS)                                  $(51,275)    $ 68,161             $(3,666,958)
                                                   ========     ========             ===========

GAIN (LOSS) PER SHARE                              $  (0.00)    $  0.003
                                                   ========     ========

See notes to financial statements

                              GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
                         SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)AND FOR THE PERIOD
                     FROM JANUARY 14, 1981 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                            TO September 30, 2001

                                                                               For the Period from
                                                                                Inception of the
                                                                                Development Stage
                                                       THREE MONTHS ENDED      (January 14, 1981)
                                                          SEPTEMBER 30               Through
                                                      2001         2000           SEPT. 30, 2001
                                                      ----         ----           --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $(51,275)    $ 68,160             $(3,666,958)
    Adjustments to reconcile net cash
      provided by (used in) operating activities:         -            -                       -
        Depreciation and amortization                 1,006        2,233                 125,722
        Bad debt expense                                  -            -                 266,750
        Gain on sale of assets                        1,044            -                  (4,320)
        Loss on sale of available-
          for sale securities                             -            -                 (46,360)
        Loss on extinguishment of debt                    -            -                 116,212
        Write-off and abandonment of assets               -            -                 431,690
        Stock issued for services & interest              -            -                 122,701
        Treasury stock issued for services                -            -                   9,758
        Available for-sale securities issued
          for services                                    -            -                  52,560
        Treasury stock expensed                           -            -                   1,000
    Changes in assets and liabilities:
        Accrued interest receivable                                                      (24,250)
        Accounts receivable                               -            -                  11,645
        Accounts receivable-related party                 -            -                (150,344)
        Contract receivable                               -            -                (242,500)
        Income Tax refund                                 -            -                     537
        Deposits                                          -         (300)                   (300)
        Inventory                                         -            -                  62,494
        Accounts payable                              5,027      (16,057)                 49,862
        Deferred income                                   -            -                 (22,000)
        Advances payable-related party                    -            -                (120,106)
        Accrued expenses                                775          209                  (4,169)
        Accounts Receivable Broker                        -       (8,361)                      -
        Accrued payroll                              12,000       12,000                 468,000
        Accrued interest payable                      7,019        7,005                 415,715
        Other current liabilities                         -            -                 240,954
                                                  ---------    ---------             -----------
        Net Cash provided (used)
          In Operating activities                   (24,404)      64,889              (1,905,707)
                                                  ---------    ---------             -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction in progress                              -            -              (2,937,790)
    Cash acquired from Garbalizer Machinery               -            -                     899
    Net (advances) payment (to)/
      from related parties                                -      (19,887)               (148,526)
    Purchase of treasury stock                       (3,276)           -                 (59,143)
    Increase (decrease) of other assets                   -            -              (1,956,733)
    Purchase of property and equipment                    -            -                 (69,730)
    Proceeds from sale of for sale securities        16,676            -                 339,219
    Proceeds form sale of assets                          -            -                   9,500
                                                  ---------    ---------             -----------
                                                     13,400      (19,887)             (4,822,304)
                                                  ---------    ---------             -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from (payments on) notes payable         -            -                 229,841
    Proceeds from bank loans                              -            -               4,636,647
    Sale of common stock                                  -            -               2,007,217
    Contribution to capital by parent company             -            -                 356,402
    Principle payments on bank loans                      -            -                (500,000)
    Net cash provided (used)
      by financing activities                             -            -               6,730,107
                                                  ---------    ---------             -----------
    Net Increase (Decrease) In Cash                 (11,004)      45,002                   2,096
    Net Cash at Beginning of period                  13,174       34,006                      74
                                                  ---------    ---------             -----------
    Net Cash at End of Period                     $   2,170    $  79,008             $     2,170
                                                  =========    =========             ===========

See notes to financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                September 30, 2001 (UNAUDITED) AND JUNE 30, 2000

NOTE 1-- CONDENSED FINANCIAL STATEMENTS

         The balance sheets as of September 30, 2001, and the related statements of operations and cash flows for the three months ended September 30, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001, and for the three months ended September 30, 2001 and 2000, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001, annual report on Form 10-KSB. The results of operations for the three months ended September 30, 2001 and 2000, are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Investment in Securities

         The Recyclenet shares owned by the Company are classified as available for sale securities and are stated at fair value. They are carried on the books at the cost to the company.

Note 3 - Going Concern

         The Company=s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of September 30, 2001, the Company has 1,930,000 shares of RecycleNet Corporation stock. These shares are marketable securities that could be sold by the Company to produce cash flow and assist with the various Company obligations. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator Systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company had no revenue in the three months ended September 30, 2001. General and Administrative expenses were $38,092 in the current year's three months compared to $51,635 in the prior year period. After inclusion of interest expense in the current three-month period of $12,138 the Company incurred a net loss of $51,275 compared to a net income of $68,161.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 2001, contains the following statement: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2001 and 2000, the Company has incurred a net loss of $320,573 and net income of $172,022, respectively, and as of June 30, 2001, the Company=s deficit accumulated during the development stage was $3,615,683. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company=s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management intends to continue to sell the Recyclenet shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations.


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

         Management believes that there are two primary sources for used truck tire demand. Used truck tires have, or are perceived to have, a shorter usable life than comparable new tires. Howeer, due to the substantially lower cost of used tires, the cost per usable mile is much lower for used tires. Local and short haul truckers buy used tires because of this lower cost per usable mile. The shorter usable life is a negative factor for interstate long haul truckers. However, interstate truckers do buy used tires as short-term replacements for tires irreparably damaged while on the road.

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

         At September 30, 2001 the Company had a deficit in working capital of $705,154. At June 30, 2001, the Company had a deficit in working capital of $625,229.

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

                          GARB OIL & POWER CORPORATION


Date: November 14, 2001                     By  /s/ John C. Brewer
                                               ---------------------------------
                                                John C. Brewer, President
                                                Principal Executive Officer


Date: November 14 , 2001                    By  /s/ Charles Laver
                                               ---------------------------------
                                                Charles Laver, Treasurer
                                                Principal Financial and
                                                Accounting Officer