Form 10QSB
period 2001-12-31
GARB OIL & POWER CORP
filed 2002-02-11
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE QUARTERLY PERIOD ENDED: December 31, 2001.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A.

                        COMMISSION FILE NUMBER: 0-14859


                          GARB-OIL & POWER CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Utah                                      87-0296694
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                        1588 South Main Street, Suite 200
                           Salt Lake City, Utah 84115
                     ---------------------------------------
                    (Address of Principal executive offices)

                                 (801) 832-9865
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


         The number of shares outstanding at December 31, 2001:  20,000,000.

                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                       December 31, 2001   June 30, 2001
                                                                       -----------------   -------------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash in bank                                                           $    2,769        $    13,174
  Investment in available for sale securities                                24,106            152,600
                                                                         ----------        -----------
         TOTAL CURRENT ASSETS                                                26,875            165,774
                                                                         ----------        -----------

PROPERTY AND EQUIPMENT:
  Office Equipment                                                           11,658             11,658
  Tools and Equipment                                                        30,099             30,099
  Building Improvements                                                       8,022              8,022
  Engineering Drawings                                                        2,500              2,500
                                                                         ----------        -----------
  Total Property and Equipment                                               52,279             52,279
  LESS: Accumulated Depreciation                                            (48,582)           (47,035)
                                                                         ----------        -----------
         NET PROPERTY AND EQUIPMENT                                           3,697              5,244
                                                                         ----------        -----------
OTHER ASSETS:
  Prepaid Expenses                                                              300                300
  Assets Held For Resale                                                     30,232             30,232
  Patents - Net of Accumulated Amortization                                       0                294
                                                                         ----------        -----------
  Total Other Assets                                                         30,532             30,826
                                                                         ----------        -----------
         TOTAL ASSETS                                                    $   61,104        $   201,844
                                                                         ==========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                       $   51,660        $    52,453
  Notes payable - related parties                                           535,937            519,937
  Accrued Interest payable                                                  229,221            218,033
  Accrued payroll liabilities                                                 1,257                580
                                                                         ----------        -----------
         TOTAL CURRENT LIABILITIES                                          818,075            791,003
                                                                         ----------        -----------

SUBORDINATED LOANS - LONG TERM:
  Wages payable                                                             480,000            456,000
                                                                         ----------        -----------
         TOTAL SUBORDINATED LOANS - LONG TERM                               480,000            456,000
                                                                         ----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock - (No par value 20,000,000 shares;
    Authorized 20,000,000 and 20,000,000 shares
    Issued and Outstanding, respectfully)                                 2,654,811          2,654,811
  Unrealized (loss) on available for sale securities                       (158,764)           (40,525)
  Treasury Stock                                                            (13,861)           (16,584)
  Accumulated deficit - prior to development stage                          (27,178)           (27,178)
  Accumulated deficit during the development stage                       (3,691,979)        (3,615,683)
                                                                         ----------        -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,236,971)        (1,045,159)
                                                                         ----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   61,104        $   201,844
                                                                         ==========        ===========

                 See notes to consolidated financial statements

                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                                The Period from
                                 Three            Three            Six             Six           Inception of the
                                 Months           Months          Months           Months        Development Stage:
                                 Ended:           Ended:          Ended:           Ended:       January 14,1981 thru
                              Dec.31, 2001     Dec.31, 2000     Dec.31, 2001    Dec.31, 2000      December 31,2001
                              ------------     ------------     ------------    ------------    ---------------------
SALES AND OTHER REVENUES       $      $0        $       0        $       0       $       0        $   1,115,988

LESS: COST OF SALES                    0                0                0               0             (533,857)
                               ---------        ---------        ---------       ---------        -------------

         NET                           0                0                0               0              582,131
                               ---------        ---------        ---------       ---------        -------------

GENERAL AND
  ADMINISTRATIVE EXPENSES         34,560           45,344           72,481          96,982            4,047,603
                               ---------        ---------        ---------       ---------        -------------

LOSS FROM OPERATION            $ (34,560)       $ (45,344)       $ (72,481)      $ (96,982)       $  (3,465,472)
                               ---------        ---------        ---------       ---------        -------------


OTHER INCOME (EXPENSES):
  Write-off and
    abandonment of assets      $       0        $       0        $       0       $       0        $    (431,690)

  Gain on sale of assets          14,241           34,808           13,198         167,877              353,163

  Interest income                      0                0                0               0              147,810

  Interest expense                (4,874)         (10,404)         (17,013)        (23,677)            (342,271)

  Minority Interest in
    losses of subsidiary               0                0                0               0                5,383

  Loss on extinguishment
    of debt                            0                0                0               0             (116,212)

  Income from failure
    to exercise option                 0                0                0               0              150,000

  Gain on forgiveness
    of debt                            0                0                0               0                7,310

  Total other income           $   9,367        $  24,404        $  (3,815)      $ 144,200        $    (226,507)
                               ---------        ---------        ---------       ---------        -------------

NET LOSS                       $ (25,193)       $ (20,940)       $ (76,296)      $ (47,218)       $  (3,691,979)
                               =========        =========        =========       =========        =============

LOSS PER SHARE                 $   (.001)       $   (.001)       $   (.004)      $   (.002)       $      (0.018)
                               =========        =========        =========       =========        =============

                 See notes to consolidated financial statements

                                          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                  For the Period from
                                                                Six                Six              Inception of the
                                                               Months             Months            Development Stage:
                                                               Ended:              Ended:         January 14, 1981 thru
                                                            Dec.31, 2001        Dec.31, 2000         December 31, 2001
                                                            ------------        ------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  (76,296)         $   47,218            $ (3,691,979)
    Adjustments to reconcile net cash provided by
     (used in) operating activities:
       Depreciation and amortization                              1,840               4,466                 126,556
       Bad debt expense                                               0                   0                 266,750
       Gain on sale of assets                                     1,044                   0                  (4,320)
       Loss on sale of available -
        for sale securities                                           0                   0                 (46,360)
       Loss on extinguishments of debt                                0                   0                 116,212
       Write-off and abandonment of assets                            0                   0                 431,690
       Stock issued for services & interest                           0                   0                 122,701
       Treasury stock issued for services                             0                   0                   9,758
       Available for sale securities issued
         for services                                                 0                   0                  52,560
       Treasury stock expensed                                        0                   0                   1,000
    Changes in assets and liabilities:
       Accrued interest receivable                                    0                   0                 (24,250)
       Accounts receivable                                            0                   0                (138,699)
       Contract receivable                                            0                   0                (242,500)
       Income Tax refund                                              0                   0                     537
       Deposits                                                       0                (150)                   (300)
       Inventory                                                      0                   0                  62,494
       Accounts payable                                          (2,258)            (16,058)                 42,577
       Deferred income                                                0                   0                 (22,000)
       Advances payable-related party                                 0                   0                (120,106)
       Accrued expenses                                             677                (202)                 (4,267)
       Accounts receivable-Broker                                     0                   0                       0
       Accrued payroll                                           24,000              24,000                 480,000
       Accrued interest payable                                  11,188              14,010                 419,884
       Other current liabilities                                      0                   0                 240,954
                                                             ----------          ----------            ------------
Net cash provided (used) in operating activities                (39,805)             73,284              (1,921,108)
                                                             ----------          ----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction in progress                                            0                   0              (2,937,790)
  Cash acquired from Garbalizer Machinery                             0                   0                     899
  Net (advances) payment (to)/from related parties                    0             (48,685)               (148,526)
  Purchase of treasury stock                                     (3,276)            (37,080)                (59,143)
  Increase (decrease) of other assets                                 -                   0              (1,956,733)
  Purchase of property and equipment                                  0              (2,500)                (69,730)
  Proceeds from sale of for sale securities                      16,676                   0                 339,219
  Proceeds from sale of assets                                        0                   0                   9,500
                                                             ----------          ----------            ------------
Net cash from investing activities                               13,400             (88,265)             (4,822,304)
                                                             ----------          ----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable - related party                16,000                   0                 245,841
  Proceeds from bank loans                                            0                   0               4,636,647
  Sale of common stock                                                0                   0               2,007,217
  Contributions to capital by parent company                          0                   0                 356,402
  Principal payments on bank loans                                    0                   0                (500,000)
                                                             ----------          ----------            ------------
Net cash provided by financing activities                        16,000                   0               6,746,107
                                                             ----------          ----------            ------------

Net increase (decrease) in cash                                 (10,405)            (14,981)                  2,695
Net cash at beginning of period                                  13,174              34,006                      74
                                                             ----------          ----------            ------------
Net cash at end of period                                    $    2,769          $   19,025            $      2,769
                                                             ==========          ==========            ============

                 See notes to consolidated financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001 and June 30, 2001



Note 1: Condensed Financial Statements
         The balance sheet as of December 31, 2001, and the related statements of operations and cash flows for the six months ended December 31, 2001 and 2000, has been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2001, and for the six months ended December 31, 2001 and 2000, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes there to included in the Company's June 30, 2001, annual report on Form 10-KSB. The results of operations for the six months ended December 31, 2001 and 2000, are not necessarily indicative of the operating results to be expected for the full year.


Note 2: Investment in Securities
         The Recyclenet shares owned by the Company are classified as available for sale securities and are stated at fair value. They are carried on the books at the cost to GCA (Parent Company) which were then given to Garb-Oil as a contribution to capital. The excess of market over cost is carried as unrealized gain.


Note 3: Notes Payable - Related Parties
         See note 4 to the audited financial statements June 30, 2001. These notes payable plus the interest accrued are payable to major stockholders of the Company. While they are properly classified as current, it is unlikely any demand for payment will be made.


Note 4: Subordinated Loans - Long Term
         These amounts were carried as current liabilities on the financial statements June 30, 1999 and are payable to the Company's largest stockholder. On September 30, 1999 this Officer and stockholder agreed to subordinate these loans to all creditors for a period of two years. On October 1, 2000 this subordination was extended for an additional two years or as long as needed.


Note 5: Going Concern
         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of December 31, 2001, the Company has 1,415,000 shares of RecycleNet Corporation stock. These shares are marketable securities that could be sold by the Company to produce cash flow and assist with the various Company obligations. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator Systems.

                                     PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $(none) in the six months ended December 31, 2001. General and Administrative expenses were ($72,481) in the current year's six months compared to ($96,982) in the prior year period. After inclusion of interest expense of ($17,013) and Gain on sale of assets of $13,198 in the current year six-month period, the Company incurred a net loss of ($76,296) compared to a net loss of ($47,218) in the prior year period.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 2001, contains the following statement: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2001 and 2000, the Company has incurred net losses of $320,573 and $177,022 respectively, and as of June 30, 2001, the Company's deficit accumulated during the development stage was $3,615,683. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. During the year ended June 30, 1999, the Company received Recyclenet common shares in conjunction with the reorganization and sale of Garbalizer Machinery Corporation. Management intends to continue to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations.

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing shredding systems, granulators and processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes and processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. On November 13, 2000, the Company purchased the rights to manufacture twin shaft shredders from Global Development International Inc. The Company is in the development stage.


         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. On January 15, 1981 all of its assets were acquired by a non-affiliated public company named Energy Corporation International, which immediately thereafter changed its name to Garb-Oil Corporation of America and continued the business operations of the original Garb-Oil Corporation. Energy Corporation International was incorporated under the laws of the State of Utah on October 30, 1972, as Autumn Day Inc. and was formed for the purpose of investing in patents, franchises, contract rights and securities. The Company's sole investment was a royalty interest in certain furniture designs. Energy

Corporation International did not engage in any significant business activity prior to its reorganization with Garb-Oil Corporation. The Company changed its name to Garb Oil & Power Corporation on October 31, 1985.

1. OTR Tire Processing System

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

         The Company's system, known as the OTR Tire Disintegrator, uses mechanical and cryogenic means to remove the rubber from OTR tires without shredding. After separation of wire and other non-rubber components, the resulting particles can then be used to produce crumb rubber. The particles can also be used as fuel or safely disposed of in a landfill; although the Company believes that the rubber particles will be of relatively high quality.

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

2. Crumb Rubber

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

3. UTTI Tire Repair and Resale Business

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

4. Co-Generation and Electrical Power Generation

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

5. Pyrolysis

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


B. Liquidity, Cash Flow and Capital Resources

         Wages payable of $24,000 to the Company's President were accrued, rather than paid, during the period. At December 31, 2001 the Company had a working capital deficit (current liabilities in excess of current assets) of $791,200 and a current ratio (ratio of current assets to current liabilities) of approximately .03. At June 30, 2001, the Company had a deficit in working capital of $625,229 and a current ratio of approximately .21.

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



                                                GARB OIL & POWER CORPORATION



Date: February 11, 2002                         By  /s/ John C. Brewer
                                                   ----------------------------
                                                   John C. Brewer, President
                                                   Principal Executive Officer


Date: February 11, 2002                         By  /s/ Charles Laver
                                                   ----------------------------
                                                   Charles Laver, Treasurer
                                                   Principal Financial and
                                                   Accounting Officer