Form 10QSB
period 2002-03-31
GARB OIL & POWER CORP
filed 2002-05-10
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2002.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A.
                                                  ----   ----

                         COMMISSION FILE NUMBER: 0-14859


                          GARB-OIL & POWER CORPORATION
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   87-0296694
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                        1588 South Main Street, Suite 200
                           Salt Lake City, Utah 84115
                        ---------------------------------
                    (Address of Principal executive offices)

                                 (801) 832-9865
                   -------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


         The number of shares outstanding at March 31, 2002: 20,000,000.

                                     PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Results of Operations

         The Company received revenue of $-0- in the nine months ended March 31, 2002. General and Administrative expenses were $104,616 in the current year's nine months compared to $136,944 in the prior year period. After inclusion of interest expense of $25,004 and Gain on sale of assets of $14,658 in the current year nine-month period, the Company incurred a net loss of $114,962 compared to a net loss of $161,604 in the prior year period.

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

B. Liquidity, Cash Flow and Capital Resources

         Wages payable of $36,000 to the Company's President were accrued, rather than paid, during the period. At March 31, 2002 the Company had a deficit in working capital (current assets in excess of current liabilities) of $824,204 and a current ratio (ratio of current assets to current liabilities) of approximately .019. At June 30, 2001, the Company had a deficit in working capital of $1,081,229 and a current ratio of approximately .13.

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



                                                 GARB OIL & POWER CORPORATION



         Date: May 10, 2002                      By   /s/ John C. Brewer
                                                    -----------------------
                                                    John C. Brewer, President
                                                    Principal Executive Officer




         Date: May 10, 2002                      By  /s/ Charles Laver
                                                    -----------------------
                                                    Charles Laver, Treasurer
                                                    Principal Financial and
                                                    Accounting Officer

                            GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                    (DEVELOPMENT STAGE COMPANIES)
                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                             March 31, 2002 (Unaudited) And June 30,2001


                                                       ASSETS

                                                                           March 31, 2002    June 30, 2001
                                                                             (Unaudited)
CURRENT ASSETS:
         Cash in bank                                                       $         0         $    13,174
         Investment in available for sale securities                             15,780             152,600
                                                                            -----------         -----------
                 TOTAL CURRENT ASSETS                                            15,780             165,774
                                                                            -----------         -----------

PROPERTY AND EQUIPMENT:
         Office Equipment                                                        11,658              11,658
         Tools and Equipment                                                     30,099              30,099
         Building Improvements                                                    8,022               8,022
         Engineering Drawings                                                     2,500               2,500
                                                                            -----------         -----------
         Total Property and Equipment                                            52,279              52,279
         LESS: Accumulated Depreciation                                         (49,104)            (47,035)
                                                                            -----------         -----------
                NET PROPERTY AND EQUIPMENT                                        3,175               5,244
                                                                            -----------         -----------
OTHER ASSETS:
         Prepaid Expenses                                                           300                 300
         Assets Held For Resale                                                  30,232              30,232
         Patents - Net of Accumulated Amortization                                    0                 294
                                                                            -----------         -----------
                   TOTAL OTHER ASSETS                                            30,532              30,826
                                                                            -----------         -----------
TOTAL ASSETS                                                                $    49,487         $   201,844
                                                                            ===========         ===========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Cash overdraft                                                     $     1,891
         Accounts payable                                                        49,966         $    52,453
         Notes payable - related parties                                        550,487             519,937
         Accrued Interest payable                                               236,240             218,033
         Accrued payroll liabilities                                              1,400                 580
                                                                            -----------         -----------
                  TOTAL CURRENT LIABILITIES                                     839,984             791,003
                                                                            -----------         -----------

SUBORDINATED LOANS - LONG TERM:
         Wages payable                                                          492,000             456,000
                                                                            -----------         -----------
                  TOTAL SUBORDINATED LOANS - LONG TERM                          492,000             456,000
                                                                            -----------         -----------

STOCKHOLDERS' EQUITY:
   Common stock - (No par value 20,000,000 shares;
     Authorized 20,000,000 and 20,000,000 shares
     Issued and Outstanding, respectfully)                                    2,654,811           2,654,811
   Unrealized (loss) on available for sale securities                          (165,624)            (40,525)
   Treasury Stock                                                               (13,861)            (16,584)
   Accumulated deficit - prior to development stage                             (27,178)            (27,178)
   Accumulated deficit during the development stage                          (3,730,645)         (3,615,683)
                                                                            -----------         -----------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (1,282,497)         (1,045,159)
                                                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    49,487         $   201,844
                                                                            ===========         ===========


          The accompanying notes are an integral part of these consolidated financial statements.

                                                    F-1

                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -------------------------------------
                                                   (Unaudited)



                                                                                                            The Period from
                                     Three              Three             Nine               Nine           Inception of the
                                     Months             Months           Months             Months          Development Stage:
                                     Ended:             Ended:           Ended:             Ended:        January 14, 1981 thru
                                  Mar. 31, 2002      Mar. 31, 2001     Mar. 31, 2002     Mar. 31, 2001        March 31, 2002
                                  -------------      -------------     -------------     -------------    ----------------------
SALES AND OTHER REVENUES          $           0      $           0     $           0     $           0        $   1,115,988

LESS: COST OF SALES                           0                  0                 0                 0             (533,857)
                                  -------------      -------------     -------------     -------------        -------------

         NET                                  0                  0                 0                 0              582,131
                                  -------------      -------------     -------------     -------------        -------------

GENERAL AND
 ADMINISTRATIVE EXPENSES                 32,135             39,962           104,616           136,944            4,079,738
                                  -------------      -------------     -------------     -------------        -------------


(LOSS) FROM OPERATIONS            $     (32,135)     $     (39,962)    $    (104,616)    $    (136,944)       $  (3,497,607)
                                  -------------      -------------     -------------     -------------        -------------


OTHER INCOME (EXPENSES):
  Write-off and
    abandonment of assets         $           0      $           0     $           0     $           0        $    (431,690)

  Gain on sale of assets                  1,460           (159,617)           14,658             8,260              354,623

  Interest income                             0                  0                 0                 0              147,810

  Interest expense                       (7,991)            (9,243)          (25,004)          (32,920)            (350,262)

  Minority Interest in
    losses of subsidiary                      0                  0                 0                 0                5,383

  Income from failure
    to exercise option                        0                  0                 0                 0              150,000

  Total other income              $      (6,531)     $    (168,860)    $     (10,346)    $     (24,660)       $    (124,136)
                                  -------------      -------------     -------------     -------------        -------------

EXTRAORDINARY ITEMS:
  Loss on extinguishment
    of debt                                   0                  0                 0                 0             (116,212)

  Gain on forgiveness
    of debt                                   0                  0                 0                 0                7,310
                                  -------------      -------------     -------------     -------------        -------------

  Total extraordinary (loss)      $           0      $           0     $           0     $           0        $    (108,902)
                                  -------------      -------------     -------------     -------------        -------------

NET (LOSS)                        $     (38,666)     $    (208,822)    $    (114,962)    $    (161,604)       $  (3,730,645)
                                  =============      =============     =============     =============        =============

(LOSS) PER SHARE                  $       (.001)     $       (.010)    $       (.001)    $       (.008)
                                  =============      =============     =============     =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-2

                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                      ------------------------------------
                                                   (Unaudited)

                                                                                                        For the Period from
                                                                     Nine               Nine              Inception of the
                                                                    Months             Months             Development Stage:
                                                                    Ended:              Ended:          January 14, 1981 thru
                                                                 Mar. 31, 2002      Mar. 31, 2001           March 31, 2002
                                                                 -------------      -------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $    (114,962)     $    (161,605)         $    (3,730,645)
 Adjustments to reconcile net cash provided by (used
   in)operating activities:depreciation and amortization                 2,363              6,699                  127,079
 Bad debt expense                                                            0                  0                  266,750
 Gain on sale of assets                                                      0                  0                   (5,364)
 Loss on sale of available for sale securities                               0                  0                  (46,360)
 Loss on extinguishments of debt                                             0                  0                  116,212
 Write-off and abandonment of assets                                         0                  0                  431,690
 Stock issued for services & interest                                        0                  0                  122,701
 Treasury stock issued for services                                          0                  0                    9,758
 Available for sale securities issued for services                       2,509                  0                   55,069
 Treasury stock expensed                                                     0                  0                    1,000
Changes in assets and liabilities:
 Accrued interest receivable                                                 0                  0                  (24,250)
 Accounts receivable                                                         0                  0                   11,645
 Accounts receivable-related party                                           0                  0                 (150,344)
 Contract receivable                                                         0                  0                 (242,500)
 Income Tax refund                                                           0                  0                      537
 Deposits                                                                    0                  0                     (300)
 Inventory                                                                   0                  0                   62,494
 Accounts payable                                                       (3,952)           (12,822)                  40,883
 Deferred income                                                             0                  0                  (22,000)
 Advances payable-related party                                              0                  0                 (120,106)
 Accrued expenses                                                          820             (1,700)                  (4,124)
 Accrued payroll                                                        36,000             36,000                  492,000
 Accrued interest payable                                               18,207             21,014                  426,903
 Other current liabilities                                                   0                  0                  240,954
                                                                 -------------      -------------          ---------------
Net cash provided (used) in operating activities                       (59,015)          (112,414)              (1,940,318)
                                                                 -------------      -------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction in progress                                                  0                  0               (2,937,790)
   Cash acquired from Garbalizer Machinery                                   0                  0                      899
   Net (advances) payment (to)/from related parties                          0            (60,215)                (148,526)
   Purchase of treasury stock                                           (3,276)           (40,615)                 (59,143)
 Increase (decrease) of other assets                                         0                  0               (1,956,733)
   Purchase of property and equipment                                        0             (2,500)                 (69,730)
   Proceeds from sale of for sale securities                            16,676            194,700                  339,219
   Proceeds from sale of assets                                              0                  0                    9,500
                                                                 -------------      -------------          ---------------
 Net cash from investing activities                                     13,400             91,370               (4,822,304)
                                                                 -------------      -------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable-related party                         30,550                  0                  260,391
  Increase in cash overdraft                                             1,891                  0                    1,891
  Proceeds from bank loans                                                   0                  0                4,636,647
  Sale of common stock                                                       0                  0                2,007,217
  Contributions to capital by parent company                                 0                  0                  356,402
  Principal payments on bank loan                                            0                  0                 (500,000)
                                                                 -------------      -------------          ---------------
  Net cash provided by financing activities                             32,441                  0                6,762,548
                                                                 -------------      -------------          ---------------
  Net increase (decrease) in cash                                      (13,174)           (21,044)                     (74)
  Net cash at beginning of period                                       13,174             34,006                       74
                                                                 -------------      -------------          ---------------
  Net cash at end of period                                      $           0      $      12,962          $             0
                                                                 =============      =============          ===============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-3

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  March 31, 2002 (Unaudited) and June 30, 2001

Note 1: Condensed Financial Statements
         The balance sheet as of March 31, 2002, and the related statements of operations and cash flows for the nine months ended March 31, 2002 and 2001, has been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002, and for the nine months ended March 31, 2002 and 2001, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes there to included in the Company's June 30, 2001, annual report on Form 10-KSB. The results of operations for the nine months ended March 31, 2002 and 2001, are not necessarily indicative of the operating results to be expected for the full year.


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


Note 5: Going Concern
         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of March 31, 2002, the Company has 1,315,000 shares of RecycleNet Corporation stock. These shares are marketable securities that could be sold by the Company to produce cash flow and assist with the various Company obligations. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator Systems.