Form 10KSB
period 2002-06-30
GARB OIL & POWER CORP
filed 2002-09-20
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14859

                          GARB OIL & POWER CORPORATION
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

           Utah                                          87-0296694
-------------------------------            -------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification. No.)
incorporation or organization)

1588 South Main Street, Suite 200
Salt Lake City, Utah                                        84115
----------------------------------------                  ---------
(Address of principal executive offices)                  (Zip Code)

                                 (801) 832-9865
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

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

         As of June 30, 2002 the aggregate value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and ask price on such date was $314,399.

         As of June 30,2002 the Issuer had outstanding 20,000,000 shares of common stock (no par value).

         Transitional Small Business Disclosure Format (check one)
Yes [X] No [ ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through Distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

         The Company received no revenues in the fiscal year ended June 30, 2002 and at the end of the year its current liabilities exceeded its total assets by approximately $1,368,923. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in a signed sale agreement meant for tires in fiscal 2002, which were delivered in July 2002. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

OTR Tire Processing System

         The Company has designed a system known as the OTR Tire Disintegrator System which it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has substantially completed the engineering and design of the OTR Tire Disintegrator System, but to date has not constructed a commercially operating system. Currently the company is in discussions with a company,(INTERPIPE)located in the Ukraine, who has indicated an interest in completing the development of the OTR Tire Processing System for marketing in Eastern Europe. If an agreement is reached the Company would retain marketing rights for North America where the process would be marketed by the Company.

         Although such discussions are underway there is no assurance that the discussions will result in an Agreement between the two companies or that the process would be successful if constructed by INTERPIPE.

         Commercially available tire shredders, including shredders made by the Company, are designed to process standard automobile, truck tires and some OTR tires, which may include semi-trailer or over-the-road tires. Tires used in a variety of off the road equipment, such as graders, bulldozers, mining equipment, etc. cannot be processed directly by these shredders. Although these tires, which may weigh from 400 pounds to 9 tons each, are less numerous than standard tires, the Company estimates that over 2,600,000 tons of OTR tires of all sizes require disposal in the United States each year.

         Current methods of disposal include land filling and surface disposal, which are accepted only due to the lack of a viable alternative. Most states have passed laws prohibiting land filling or storage of whole tires.

         The OTR Tire Disintegrator System uses mechanical means to remove the exterior rubber from OTR tire carcasses without shredding. After removal of non-rubber components, primary shredding and wire separation, the resulting particles are then processed into crumb rubber during secondary processing. The shredded particles could also be used as fuel or safely disposed of in a landfill, although the Company believes that the rubber particles will be of such high quality that landfill disposal or use as fuel will be unnecessary or desirable.

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

         The Company has received United States Patent No. 5,299,748 on the OTR Tire Disintegrator System design which expires April 5, 2011,Patent No. 5,590,838 which expires January 7, 2014 and patent number 6,015,105 which expires January 18, 2018. An additional patent improvement has been filed and is currently pending in the United States. The pending patent improvement was granted in Canada on July 6, 1999 as Canadian Patent No. 2,178,326 which expires March 23, 2015 and an additional patent is pending.

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

         The system known as the "Garbalizer Shredder" has a thirty-year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen U.S., and six foreign patents all of which have expired except U.S. patent number 4927088 which expires on May 22, 2007.

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

         There are a number of companies that sell competitive products. The Company believes that the design of the Garbalizer Shredders is equivalent or superior to competitive designs. Some of the competitors are larger and better financed than the Company, and the Company believe certain competitors may have a competitive advantage on the sale of stand-alone shredders with respect to marketing prowess, financing terms, cost and perceived customer support.

         Historically, GMC had determined that it could manufacture the Garbalizer Shredders more economically on a contract basis with local machine shops in lieu of its own manufacturing facilities and personnel. The company has now discovered that the shredders can be built much more economically outside of the United States and would give the company better advantage to compete with larger and better financed competitors. The Company has investigated this potential and decided that future shredders should be constructed outside of the United States to give the Company more flexibility in marketing.

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2001 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of June 30, 2002 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

         The Garbalizer Shredder takes approximately four to five months to construct. It is manufactured and assembled from stock alloy steel, gear reducers, drive units and motors. Any heavy equipment machine shop with standard machine technology can manufacture the shaft, blade holders, blades, spacers, hopper, structural frame and supports for the Garbalizer Shredder from standard alloy steel stock. The gear reducer, bearings, electric motor and related drive components are standard items available from several suppliers. The completed components are assembled into major units for shipping to the installation site by sea, truck or railroad flat car. At the site, the major units can be field assembled with local construction or rigging workers who need have no previous experience with the Garbalizer Shredder. Location of the manufacturing facilities in close geographical proximity to the installation sites of potential customers, is not considered by management to be a significant factor.

Crumb Rubber Plants

         The Company markets plants and equipment to process scrap passenger car and light truck tires into crumb rubber. The Company is marketing such plants worldwide on a "turn-key" basis. The equipment for such plants will include third party equipment, equipment made to the Company's specifications, shredders and other items provided by the Company. The new marketing strategy currently being established by the Company has made available crumb rubber technology which heretofore was not available to the Company.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998,1999 and 2000 Trenergy has continued research on the process but at June 30, 2001 had not completed the "hot test" which would further prove if the process could be viable. As of June 30, 2002 the "hot test"had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of June 30, 2002 both the Company and UTTI have decided that future operations for UTTI probably would not be re-started

         The Company is proposing to establish used tire processing and sales joint ventures with purchasers of tire shredders or OTR Tire Disintegrator Systems in the United States, to date the Company does not have any agreements to establish such joint ventures. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit.

         The Company owns 55% of UTTI, which interest it received in exchange for guaranteeing the loan for startup capital, its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $165,000 of seed capital to UTTI and who is an officer and director of UTTI.

Co-generation and Electrical Power Generation

         Since 1982, the Company has been involved in planning and preparation for plants generating electricity or process steam to be fueled by scrap tires. The Company may build such plants alone or in joint venture with others. During the past fiscal year, the Company has concentrated its efforts on other aspects of its business and has held only very preliminary discussions regarding the possibility of construction of such plants. To date the Company has not built a plant. However, with the current and projected acute energy shortage, management now believes that this technology is timely and has an improved potential for development.

         The design, which the Company developed for these plants calls for scrap tires to be shredded into hand sized pieces. The shredded tires are then burned in a fluidized bed combustor to produce steam, which may be used for the generation of electricity or may be used as process steam in nearby industrial plants.

Pyrolysis

         The pyrolysis patents granted the Company has expired and the Company has decided at this time no further research would be warranted. The Company concluded that although the process worked the markets for such plants are financially unfeasible at this time.

Patents, Trademarks and Proprietary Data

         The Company has received two United States patents on the OTR Tire Disintegrator System design. The patents expire in the year 2011,2014 and 2018. One patent has been issued in Canada that expires in 2015. Additional patents are pending in the United States and Canada.

         The Company does not hold patents on the plant and process to be used in connection with its proposed electricity, co-generation plants or nuclear remediation.

         In connection with the Garbalizer Shredder design, the Company owns United States patent number 4,927,088 that expires May 22, 2007 and Canadian patent number 1,137,949 that expired December 21, 1999.

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

Employees

         The Company's president, John C. Brewer, it's Chief Engineer and Secretary each devote 40 hours, or more, per week to the Company's business. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

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

Research and Development

         During the fiscal years ended June 30, 2002 and 2001, the Company has not expended any funds on research and development activities.

Environmental Regulation

         Neither the Company nor UTTI believe that any of its activities result in harmful discharge of pollutants in the air, water or soil.

         Any power plants built by the Company in the future utilizing tires as fuel will be required to comply with state and federal regulations regarding the discharge of pollutants into the atmosphere. The Company believes that the plants can comply with such regulations.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 1588 South Main Street on a lease basis, which extends through November 2004 with an option for an additional 5 years renewal. The offices consist of approximately 1400 square feet. The premises are being leased from Utah Automobile Dealers Association, an unrelated third party, on a monthly basis. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No shareholder meetings were held during the fourth quarter of the year ended June 30, 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol GARB. On August 2, 2002 there were approximately 568 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners. During the years ended June 30, 2002 and 2001, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

           Period
         (Fiscal Year)                               High              Low
         -------------                               ----              ---
            2001
         1st Quarter                                 .14               .075
         2nd Quarter                                 .10               .05
         3rd Quarter                                 .07               .04
         4th Quarter                                 .15               .04

            2002
         1st Quarter                                 .13               .05
         2nd Quarter                                 .07               .035
         3rd Quarter                                 .08               .025
         4th Quarter                                 .08               .06

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

Sales of Unregistered Securities

         During the fiscal year ended June 30, 2002 no sales of unregistered securities were made by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company is considered to be in the development stage. Therefore management cannot say with certainty when significant revenues will be received from the Company's business.

         The auditor's report accompanying the Company's financial statements for the year ended June 30, 2002 contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         As discussed further in Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. As of June 30, 2002 the Company had none of these shares remaining.

         Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. Management also believes that with the new marketing strategies that are now implemented the potential for machinery sales has increased. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to the Company's President, John Brewer or other shareholders of the Company.

         Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2002 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,403,378. The working capital deficit at June 30, 2001 was $1,081,229. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

         Other than its short-term office lease and loans payable to affiliates, the Company, excluding UTTI, is not subject to any material commitments or capital expenditures. The start-up costs for UTTI were financed with a loan in the principal amount of $165,000 from the minority shareholder of UTTI, who is also an officer and director of UTTI. UTTI is obligated to its minority owner in the principal amount of $165,000, plus interest. Such loan is now due on demand. The Company also made advances to UTTI to pay its operating expenses during its start-up phase.

         During the year ended June 30, 2002 the Company received proceeds from the sale of RecycleNet common stock. The proceeds include $45,191 of cash for the sale of 2,210,000 shares during the year ended June 30, 2002.

         The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 2002 of $177,996 compared to a loss of $221,453 for the year ended June 30, 2001. Total expenses for 2002 were $177,996 compared to $221,453 in 2001. Salaries and wages were $83,308 for 2002 compared to $91,757 for 2001. Rental expenses were $17,065 in 2002 and $14,400 in 2001. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

         Net loss for the year ended June 30, 2002 was $370,418 compared to a net gain of $320,573 in 2001. On a per share basis, the net loss for the year ended June 30, 2002 was ($0.02) compared to net loss of ($0.02) in 2001. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable.

         UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

         During the year ended June 30, 2002, the Company had a net increase in cash of $42,626. The primary sources of cash were from investing activities by the sale of RecycleNet's common stock, deposit from the sale of tires, and additional loans from financing activities.

ITEM 7.  FINANCIAL STATEMENTS



            [The remainder of this page was intentionally left blank]

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002


                                 C O N T E N T S



Independent Auditors' Report ...............................................F-2

Consolidated Balance Sheet .................................................F-3

Consolidated Statements of Operations and Comprehensive Income..............F-5

Consolidated Statements of Stockholders' Equity (Deficit)...................F-7

Consolidated Statements of Cash Flows......................................F-10

Notes to the Consolidated Financial Statements ............................F-12

To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 2002, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001 and from inception on January 14, 1981 through June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the period from inception on January 14, 1981 through June 30, 1999 were audited by other auditors whose report dated September 10, 1999, expressed an unqualified opinion on these statements. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period January 14, 1981 (inception) through June 30, 2002, insofar as it relates to amounts for prior periods through June 30, 1999, is based solely on the report of other audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and their cash flows for the years ending June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
August 19, 2002

                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   Consolidated Balance Sheet



                                                ASSETS

                                                                                                       June 30,
                                                                                                         2002
                                                                                                     -----------
CURRENT ASSETS

   Cash                                                                                              $    55,800
   Restricted cash                                                                                       103,338
   Prepaid expenses                                                                                        1,250
                                                                                                     -----------
     Total Current Assets                                                                                160,388
                                                                                                     -----------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                                                    2,500
   Office equipment                                                                                       11,658
   Tools and equipment                                                                                    30,099
   Building improvements                                                                                   8,022
   Less:  accumulated depreciation                                                                       (48,056)
                                                                                                     -----------
     Total Property and Equipment                                                                          4,223
                                                                                                     -----------

OTHER ASSETS

   Assets held for resale                                                                                 30,232
   Patents - net of accumulated amortization                                                                  --
                                                                                                     -----------
     Total Other Assets                                                                                   30,232
                                                                                                     -----------
     TOTAL ASSETS                                                                                    $   194,843
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

                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                             Consolidated Balance Sheet (Continued)



                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      June 30,
                                                                                                        2002
                                                                                                     -----------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                                             $    51,518
   Deferred revenue (Note 9)                                                                             157,785
   Notes payable - related parties (Note 4)                                                              590,946
   Accrued interest                                                                                      254,573
   Wages payable (Note 6)                                                                                504,000
   Equity Options and Liabilities (Note 10)                                                                4,944
                                                                                                     -----------
     Total Current Liabilities                                                                         1,563,766
                                                                                                     -----------
     Total Liabilities                                                                                 1,563,766
                                                                                                     -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                                          2,654,811
   Treasury stock; 185,000 shares at cost                                                                (10,455)
   Accumulated deficit - prior to development stage                                                      (27,178)
   Accumulated deficit during the development stage                                                   (3,986,101)
                                                                                                     -----------
     Total Stockholders' Equity (Deficit)                                                             (1,368,923)
                                                                                                     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $   194,843
                                                                                                     ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-4

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Operations and Comprehensive Income (Loss)


                                                                                                    From Inception of
                                                                                                   the Development Stage
                                                                         June 30,                 on January 14, For the
                                                              --------------------------------   Years Ended 1981 Through
                                                                  2002                2001           June 30, 2002
                                                              ------------       -------------   ------------------------
REVENUES

   Tire sales                                                 $          -       $           -       $     117,932
   Equipment sales                                                       -                   -             595,723
   Other revenues                                                        -                   -             402,333
                                                              ------------       -------------       -------------
     Total Revenues                                                      -                   -           1,115,988
                                                              ------------       -------------       -------------

EXPENSES

   Cost of sales                                                         -                   -              60,020
   Cost of equipment                                                     -                   -             473,837
   Bad debt                                                              -                   -             266,750
   Salary and wages                                                 83,308              91,757           1,678,011
   Sales commissions                                                     -                   -              27,785
   Office                                                            4,146              10,270             168,566
   Rent                                                             17,065              14,400             271,356
   Telephone                                                         3,854               5,018             115,170
   Professional fees                                                18,758              17,478             515,870
   Finders' fee                                                          -                   -             145,000
   Insurance                                                         6,948               6,338             101,447
   Taxes and licenses                                                4,118               4,359             118,499
   Travel                                                            9,794               3,124             234,064
   Promotion and entertainment                                           -                   -              14,053
   Testing                                                               -                   -              27,073
   Advertising                                                      12,945               6,126             164,887
   Amortization                                                        294                 932              54,260
   Depreciation                                                      1,271               7,859              72,021
   Consulting fee                                                        -                   -              19,737
   Stockholders' meetings                                                -                   -                 670
   Parking                                                               -                   -              11,544
   Subcontractors                                                        -                   -              40,138
   Auto expense                                                        592                   -               5,009
   Repairs and maintenance                                             554                   -               4,536
   Other                                                            14,349              53,792              96,672
                                                              ------------       -------------       -------------
     Total Expenses                                           $    177,996       $     221,453       $   4,686,975
                                                              ------------       -------------       -------------



                    The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                         Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued)


                                                                                                    From Inception of
                                                                                                   the Development Stage
                                                                         June 30,                 on January 14, For the
                                                              --------------------------------   Years Ended 1981 Through
                                                                  2002                2001           June 30, 2002
                                                              ------------       -------------   ------------------------
OPERATING LOSS                                                $   (177,996)      $    (221,453)      $  (3,570,987)
                                                              ------------       -------------       -------------
OTHER INCOME (EXPENSES)

   Write-off and abandonment of assets                                   -                   -            (431,690)
   Gain (loss) on sale of assets                                  (147,937)            (56,200)            192,031
   Interest income                                                       -                   -             147,810
   Interest expense                                                (44,488)            (42,920)           (369,746)
   Minority interest in losses of subsidiary                             -                   -               5,383
   Income from expired option                                            -                   -             150,000
                                                              ------------       -------------       -------------
     Total Other Income (Expense)                                 (192,422)            (99,120)           (306,212)
                                                              ------------       -------------       -------------
(LOSS) BEFORE EXTRAORDINARY ITEMS                                 (370,418)           (320,573)         (3,877,199)
                                                              ------------       -------------       -------------
EXTRAORDINARY ITEMS

   Loss on extinguishment of debt                                        -                   -            (116,212)
   Gain on forgiveness of debt                                           -                   -               7,310
                                                              ------------       -------------       -------------
     Total Extraordinary Gain (Loss)                                     -                   -            (108,902)
                                                              ------------       -------------       -------------

NET INCOME (LOSS)                                                 (370,418)           (320,573)         (3,986,101)
                                                              ============       =============       =============

OTHER COMPREHENSIVE INCOME (LOSS)

   Unrealized income (loss) on
    available for sale securities                                        -            (123,469)                  -
                                                              ------------       -------------       -------------

     Total Other Comprehensive
      Income (Loss)                                                      -            (123,469)                  -
                                                              ------------       -------------       -------------

COMPREHENSIVE INCOME (LOSS)                                   $   (370,418)      $    (444,042)      $  (3,986,101)
                                                              ============       =============       =============

BASIC INCOME (LOSS) PER SHARE                                 $      (0.02)      $       (0.02)
                                                              ============       =============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                          20,000,000          19,485,825
                                                              ============       =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-6

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                              Deficit
                                                                Unrealized                  Accumulated
                                          Common Stock           Gain on                     During the       Treasury Stock
                                    -----------------------     Investment    Accumulated   Development   ----------------------
                                      Shares       Amount      in Securities    Deficit        Stage        Shares       Amount
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------
Balance, January 14, 1981           12,833,333   $   61,894     $        -    $   (27,178)  $        -    $       -   $        -
Stock issued to satisfy current
 liabilities:
   June 1983 - $2.94 per share          82,000      240,889              -              -             -           -            -
Stock issued to satisfy related
 party liabilities:
   November 1993-$0.20 per share        64,310       12,882              -              -             -           -            -
   December 1993-$0.14 per share        87,000       12,200              -              -             -           -            -
   November 1994-$0.21 per share        25,000        5,342              -              -             -           -            -
Stock issued for services:
   May 1981-$0.20 per share              5,000        8,000              -              -             -           -            -
   May 1983-$1.50 per share             50,000       75,000              -              -             -           -
   August 1992-$0.15 per share          25,000        3,750              -              -             -           -            -
   December 1992-$0.15 per share         4,000          600              -              -             -           -            -
   November 1994-$0.21 per share         4,000          855              -              -             -           -            -
   January 1995-$0.21 per share         76,167       16,276              -              -             -           -            -
   February 1995-$0.21 per share        10,000        2,137              -              -             -           -            -
Stock issued for cash:
   March 1981-$0.70 per share           10,000        7,000              -              -             -           -            -
   April 1981-$0.42 per share          192,834       80,000              -              -             -           -            -
   June 1981-$1.31 per share            27,518       35,945              -              -             -           -            -
   March 1983-$0.75 per share           14,000       10,500              -              -             -           -            -
   April 1983-$1.00 per share           50,000       50,000              -              -             -           -            -
   June 1983-$3.04 per share            30,000       91,272              -              -             -           -            -
   September 1984-$1.00 per share      200,000      200,000              -              -             -           -            -
   November 1984-$0.95 per share       105,470      100,000              -              -             -           -            -
   April 1986-$1.27 per share          770,000      980,000              -              -             -           -            -
   May 1992-$0.234 per share           208,334       50,000              -              -             -           -            -
   December 1992-$0.15 per share        50,000        7,500              -              -             -           -            -
   February 1993-$0.15 per share       100,000       15,000              -              -             -           -            -
   March 1993-$0.15 per share          100,000       15,000              -              -             -           -            -
   May 1993-$0.15 per share            100,000       15,000              -              -             -           -            -
   June 1993-$0.25 per share           100,000       25,000              -              -             -           -            -
   August 1993-$0.20 per share         100,000       20,000              -              -             -           -            -
   October 1993-$0.07 to $0.15
     per share                         250,000       25,000              -              -             -           -            -
   November 1993-$0.25 per share        20,000        5,000              -              -             -           -            -
   December 1993-$0.15 to $0.20
     per share                         180,000       32,500              -              -             -           -            -
   January 1994-$0.25 per share         20,000        5,000              -              -             -           -            -
   February 1995-$0.20 per share        50,000       10,000              -              -             -           -            -
   March 1995-$0.20 to $0.22
     per share                         263,000       56,500              -              -             -           -            -
   May 1995-$0.25 per share             20,000        5,000              -              -             -           -            -
   June 1995-$0.20 per share            25,000        5,000              -              -             -           -            -
   Contributed capital                       -      356,402              -              -             -           -            -
   Purchase of treasury stock                -            -              -              -             -      10,000      (10,009)
   Retirement of treasury stock        (10,000)     (10,009)             -              -             -     (10,000)      10,009

Net loss from January 14, 1981
 through June 30, 1995                       -            -              -              -    (2,829,005)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance, June 30, 1995              16,241,966   $2,632,435     $        -    $   (27,178)  $(2,829,005)  $       -   $        -
                                    ==========   ==========     ==========    ===========   ===========   =========   ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                              Deficit
                                                                Unrealized                  Accumulated
                                          Common Stock           Gain on                     During the       Treasury Stock
                                    -----------------------     Investment    Accumulated   Development   ----------------------
                                      Shares       Amount      in Securities    Deficit        Stage        Shares       Amount
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------
Balance, June 30, 1995              16,241,966   $2,632,435     $        -    $   (27,178)  $(2,829,005)  $       -   $        -

Stock issued for services:
  September 1995-$0.13 per share        20,000        2,684              -              -             -           -            -
Stock issued for cash:
   July 1995-$0.25 per share            40,000       10,000              -              -             -           -            -
   December 1995-$0.10 per share       250,000       25,000              -              -             -           -            -
   May 1996-$0.12 to $0.25 per
     share                              90,000       16,000              -              -             -           -            -

Net loss for the period ended
  June 30, 1996                              -            -              -              -      (124,871)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance, June 30, 1996              16,641,966    2,686,119              -        (27,178)   (2,953,876)          -            -

Stock issued for services:
   May 1997-$0.15 per share             86,333       12,949              -              -             -           -            -
Stock issued for cash:
   January 1997-$0.15 per share        300,000       45,000              -              -             -           -            -

Net loss for the period ended
  June 30, 1997                              -            -              -              -      (177,298)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance June 30, 1997               17,028,299    2,744,068              -        (27,178)   (3,131,174)          -            -

Net loss for the period ended
  June 30, 1998                              -            -              -              -      (217,439)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance June 30, 1998               17,028,299    2,744,068              -        (27,178)   (3,348,613)          -            -

Stock issued for services:
   October 1998-$0.09 per share          5,000          450              -              -             -           -            -
Stock issued for cash
   January 1999-$0.05 to $0.10
     per share                         770,000       47,000              -              -             -           -            -
   February 1999-$0.10 per share       130,000       13,000              -              -             -           -            -
Distribution from majority
   shareholder                               -     (473,060)             -              -             -           -            -
Change in unrealized gain on
 investment in securities,
 net of tax                                  -            -        290,625              -             -           -            -

Net loss for the period ended
 June 30, 1999                               -            -              -              -      (123,519)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance June 30, 1999               17,933,299   $2,331,458     $  290,625    $   (27,178)  $(3,472,132)  $       -   $        -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------


                       The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                              Deficit
                                                                Unrealized                  Accumulated
                                          Common Stock           Gain on                     During the       Treasury Stock
                                    -----------------------     Investment    Accumulated   Development   ----------------------
                                      Shares       Amount      in Securities    Deficit        Stage        Shares       Amount
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------
Balance June 30, 1999               17,933,299   $2,331,458     $  290,625    $   (27,178)  $(3,472,132)  $       -   $        -

Issuance of common stock for
  lost treasury shares at $0.10 per
  share                                 10,000        1,000              -              -             -           -            -

Change in unrealized gain on
  investment in securities,
  net of tax                                 -            -       (207,681)             -             -           -            -

Net income for the period ended
  June 30, 2000                              -            -              -              -       177,022           -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance, June 30, 2000              17,943,299    2,332,458         82,944        (27,178)   (3,295,110)          -            -

Issuance of common stock for
   available for sale securities     2,056,701      300,000              -              -             -           -            -

Purchase of treasury stock                   -            -              -              -             -     485,000      (45,858)

Issued treasury stock  for
available for sale securities                -       22,353              -              -             -    (200,000)      19,516

Issued treasury stock  for services          -            -              -              -             -    (100,000)       9,758

Change in unrealized gain on
   investment in securities, net
   of tax                                    -            -       (123,469)             -             -           -            -

Net loss for the period
   ended June 30, 2001                       -            -              -              -      (320,573)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------

Balance, June 30, 2001              20,000,000   $2,654,811     $  (40,525)   $   (27,178)  $(3,615,683)    185,000   $   16,584

Change in treasury stock                     -            -              -              -             -     (58,500)       6,129

Change in unrealized gain on
  investment in securities,
  net of tax                                 -            -         40,525              -             -           -            -

Net loss for the period
  ended June 30, 2002                        -            -              -              -      (370,418)          -            -
                                    ----------   ----------     ----------    -----------   -----------   ---------   ----------
Balance, June 30, 2002              20,000,000  $ 2,654,811       $(40,525)   $   (27,178)  $(3,986,101)    126,500   $  (10,455)
                                    ==========  ===========     ==========    ===========   ===========   =========   ==========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                   F-9

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows

                                                                                                          From Inception
                                                                                                        of the Development
                                                                                                       Stage on January 14,
                                                                               June 30,                 For the Years Ended
                                                                   -------------------------------         1981 Through
                                                                        2002              2001            June 30, 2002
                                                                   -------------     -------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $    (370,418)    $    (320,573)       $  (3,986,101)
   Adjustments to reconcile net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                         1,315             8,791              126,031
     Bad debt expense                                                          -                 -              266,750
     Gain on sale of asset                                                     -                 -               (5,364)
     Loss on sale of available-for-sale securities                       147,934            56,200              101,574
     Write-off and abandonment of assets                                       -                 -              431,690
     Loss on extinguishment of debt                                            -                 -              116,212
     Stock issued for services and interest                                    -                 -              122,701
     Treasury stock issued for services                                    9,405             9,758               19,163
     Available for sale securities issued for services                         -                 -               52,560
     Treasury stock expensed                                                   -                 -                1,000
   Changes in current assets and liabilities:
     Accrued interest receivable                                               -                 -              (24,250)
     Accounts receivable                                                       -                 -               11,645
     Accounts receivable - related party                                       -                 -             (150,344)
     Contract receivable                                                       -                 -             (242,500)
     Restricted cash                                                    (103,338)                -             (103,338)
     Income tax refund receivable                                              -                 -                  537
     Inventory                                                                 -                 -               62,494
     Prepaid expenses                                                       (950)             (300)              (1,250)
     Accounts payable                                                     (1,900)          (12,609)              42,935
     Deferred income                                                     157,785                 -              135,785
     Advances payable - related party                                          -                 -             (120,106)
     Accrued expenses                                                        394            (1,700)              (4,550)
     Accrued payroll                                                      48,000            48,000              504,000
     Accrued interest payable                                             36,540            28,019              445,236
     Equity option liability                                               4,944                 -                4,944
     Other current liabilities                                                 -                 -              240,954
                                                                   -------------     -------------        -------------
       Net Cash Provided (Used) by Operating Activities                  (70,289)         (184,414)          (1,951,592)
                                                                   -------------     -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction in progress                                                    -                 -           (2,937,790)
   Cash acquired from Garbalizer Machinery                                     -                 -                  899
   Net (advances) payments (to)/from related party                             -           (60,603)            (148,526)
   Increase (decrease) of other assets                                         -                 -           (1,956,733)
   Purchase of property and equipment                                          -            (2,500)             (69,730)
   Purchase of treasury stock                                             (3,276)          (45,858)             (59,173)
   Proceeds from sale of available for sale securities                    45,191           272,543              367,734
   Proceeds from sales of assets                                               -                 -                9,500
                                                                   -------------     -------------        -------------

       Net Cash Provided (Used) by Investing Activities            $      41,915     $     163,582        $  (4,793,819)
                                                                   -------------     -------------        -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)

                                                                                                          From Inception
                                                                                                        of the Development
                                                                                                       Stage on January 14,
                                                                               June 30,                 For the Years Ended
                                                                   -------------------------------         1981 Through
                                                                        2002              2001            June 30, 2002
                                                                   -------------     -------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable - related party                     $      71,000     $           -        $     300,841
   Proceeds from bank loans                                                    -                 -            4,636,647
   Sale of common stock                                                        -                 -            2,007,217
   Contribution to capital by parent company                                   -                 -              356,402
   Principal payments on bank loans                                            -                 -             (500,000)
                                                                   -------------     -------------        -------------

     Net Cash Provided (Used) by Financing Activities                     71,000                 -            6,801,107
                                                                   -------------     -------------        -------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         42,626           (20,832)              55,726

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                      13,174            34,006                   74

NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                     $      55,800     $      13,174        $      55,800
                                                                   =============     =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Treasury stock issued for available for
     sale securities                                               $                 $      41,869        $      41,869
                                                                   -------------     -------------        -------------
   Common stock issued for available
     for sale securities                                           $                 $     300,000        $     300,000
   Related party payable issued for available
   for sale securities                                                               $     180,000        $     180,000
   Securities issued for debt                                      $           -     $           -        $      70,000
   Cash paid for interest                                          $           -     $      14,187        $     156,745


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-11

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


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

         c. Basis of Presentation - Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2002 and 2001, the Company has incurred a net loss of $370,418 and $320,573, respectively, and as of June 30, 2002 the Company's deficit accumulated during the development stage was $3,986,101. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. During the year ended June 30, 1999, the Company received RecycleNet common shares in conjunction with the reorganization and sale of Garbalizer Machinery Corporation. Management intends to continue to sell the shares received in the transaction and use the funds received from the sale of the securities to fund current and future operations.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


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

         e. Patents

         Patents are carried at cost and are being amortized over a 17-year life. At June 30, 2002, the patents have been fully amortized.

         f. Property and Equipment

         Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2002 and 2001, was $1,271 and $7,859, respectively.

         The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         g. Advertising Costs

         The Company expenses all advertising costs as incurred. Advertising expense was $12,945 and $6,126 for the years ending June 30, 2002 and 2001, respectively.

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         i. Basic Income (Loss) Per Share

         The  following  is  an  illustration  of  the   reconciliation  of  the
         numerators and denominators of the basic loss per share calculation:

                                                        For the Years Ended
                                                     June 30,         June 30,
                                                       2002             2001
                                                  ------------    ------------
         Net income (loss) (numerator)            $   (370,418)   $   (320,573)

         Weighted average shares outstanding
           (denominator)                            20,000,000      19,485,825
                                                  ------------    ------------
         Basic income (loss) per share            $      (0.02)   $      (0.02)
                                                  ============    ============

         j. Financial Instruments

         Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, receivables, other assets, trade accounts payable, deferred revenue and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2002. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         k. Concentration of Credit Risk

         The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

         l. Newly Issued Accounting Pronouncements

         SFAS  No.'s  141 and  142 - In  June  2001,  the  Financial  Accounting
         Standards  Board  (FASB)  adopted  Statement  of  Financial  Accounting
         Standards SFAS No. 141, "Business Combinations, " and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be July 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending June 30, 2002 for the Company.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         l. Newly Issued Accounting Pronouncements (Continued)

         SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or form goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the caring amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

         While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not amortizable.

         SFAS No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Overtime, the liability is accredited to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of the new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         l. Newly Issued Accounting Pronouncements (Continued)

         SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

         SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost of sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

         Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

NOTE 2 - INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME

         The   RecycleNet   shares  owned  by  the  Company  are  classified  as
         available-for-sale and are stated at fair value.

         Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:

                                                     For the Years Ending
                                                           June 30,
                                                  ---------------------------
                                                       2002            2001
                                                  -----------     -----------
         Proceeds from sales of securities        $    45,191     $   272,543
                                                  ===========     ===========

         Gross realized gains                     $         -     $         -
         Gross realized (losses)                     (107,409)        (56,200)
                                                  -----------     -----------
         Net (Loss) from Sale of Investments      $  (107,409)    $   (56,200)
                                                  ===========     ===========

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


NOTE 2 - INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE INCOME
         (Continued)

         Other comprehensive income is only relevant for the year ending June 30, 2002 and for the period from inception through June 30, 2002 and consists of the change in net unrealized holding gains and losses on securities classified as available for sale and their related income tax benefit as follows:

                                                   Before-Tax              Tax                Net-of-Tax
                                                     Amount               Benefit               Amount
                                                  -------------        -----------          --------------
         For the year ended June 30, 2002:

         Unrealized net holding gains             $     (40,525)       $         -          $      (40,525)

         Reclassification adjustment
           for net loss included in
           net loss                                      40,525                  -                  40,525
                                                  -------------        -----------          --------------
              Other comprehensive income          $           -        $         -          $            -
                                                  =============        ===========          ==============

         Cumulative for the period
           January 14, 1981 (date of inception)
           through June 30, 2001:

         Unrealized net holding gains             $     (40,525)       $         -          $      (40,525)
         Reclassification adjustment for
           net losses included in net loss               40,525                  -                  40,525
                                                  -------------        -----------          --------------
              Other comprehensive income          $           -        $         -          $            -
                                                  =============        ===========          ==============

         A current provision for income taxes has not been assessed against the unrealized gain on securities since the current NOL's of the Company would offset these gains

NOTE 3 - UTAH TRUCK TIRE, INC.

         Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000 (see Note 5). Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2002 and 2001. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 4 - PAYABLE TO RELATED ENTITIES, OFFICERS AND SHAREHOLDERS

         During the year ended June 30, 2002, notes payable - related parties increased $71,000. The change is due to proceeds from additional notes payable. No payments were made on notes payable during the year ended June 30, 2002.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE 4 - PAYABLE TO RELATED ENTITIES, OFFICERS AND SHAREHOLDERS
         (Continued)

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

         Prior to July 1, 1992 through June 30, 1999, the Company borrowed $68,147, which includes $1,434, $24,403 and $1,438 during the three years ending June 30, 1999, 1998 and 1997, from an officer under a note payable for various purchases on behalf of the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%), relating to these purchases. These payables were due on demand, but as of June 30, 2002, no principal payments had been made.

         Prior to June 30, 1996, a shareholder advanced to the Company $35,000 under short-term, non-interest bearing notes which were due on demand. During the year ended June 30, 1997, an additional $10,000 was advanced. During the year ended June 30, 1998, $5,000 of interest was added to these advances. As part of the assumption of GMC's liabilities, the note was due on demand. During the period ending June 30, 2000, the Company issued RecycleNet shares to extinguish the note.

         Prior to June 30, 1996, the Company borrowed $165,000 from an officer. Interest accrues at the rate of 12% and the amount is due on demand and is unsecured. No payments had been made as of June 30, 2002.

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE 5 - INCOME TAXES

         The Company does not have a current or deferred provision for income taxes for the years ended June 30, 2002 or 2001. The following presents the components of the deferred tax asset for the Company.

                                                              June 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
         Benefit of operating loss carryforwards     $   945,000    $   866,900
         Inventory reserve                                     -              -
         Accrued salaries                               (196,560)      (177,840)
         Accrued interest                                (97,736)       (85,033)
         Depreciation                                      1,342           (374)
         Accrued related parties expenses               (160,269)      (132,575)
         Benefit of capital loss carryforward                  -         21,918
                                                     -----------    -----------
         Total deferred tax assets                       491,777        492,996
         Less: valuation allowance                      (491,777)      (492,996)
                                                     -----------    -----------
         Net Deferred Tax Asset                      $         -    $         -
                                                     ===========    ===========

         The valuation allowance has decreased $1,219 and $67,711 for the years ended June 30, 2002 and 2001, respectively. The Company and its subsidiaries have federal net operating loss carryforwards of $2,216,000 that expire, if unused, in years 2002 through 2021.

         The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended:

                                                               June 30,
                                                       -----------------------
                                                          2002          2001
                                                       --------      ---------
         Income tax expense (benefit) at statutory
           Rate (34%)                                  $      -      $       -
         Change in deferred tax asset valuation            (200)          (200)
         State tax net of federal benefit                   200            200
         Effect due to change in tax rates                    -              -
         Other                                                -              -
                                                       --------      ---------
                Provision for Income Taxes             $      -      $       -
                                                       ========      =========

NOTE 6 - COMMITMENTS

         During the year ended June 30, 2001, the Company signed an Confidentiality & Non-Circumvention agreement with Micron Manufacturing for the purpose of building equipment for Garb Oil to import to North America for sale to the scrap tire processing industry. Micron Manufacturing will engineer a pilot model of the shredder.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE 6 - COMMITMENTS
         (Continued)

         Once the pilot model is complete, a formal agreement will be signed. During the fiscal year 2002 ending June 30,2002 the commitment by Micron to build equipment or perform research and development was cancelled by mutual agreement of the parties

         On April 28, 1997, the Company granted Giant Tire Recyclers, Inc. (Giant), a Nevada corporation, an option to acquire a license to use the Company's OTR disintegrator system. The price of the option was set at $150,000 payable as follows: 1) an initial payment of $15,000, and
         2) the remaining $135,000 was due within ten months of the execution of the agreement. The Company received $150,000 as of June 30, 1998 consisting of $128,000 in cash and assigned $22,000 as a payment on a note payable to a shareholder. Giant may exercise the option at any time. The option was initially to expire in April 1999, but an extension was granted through April 2000. The above contract gives Giant the opportunity to purchase an exclusive license to use the Company's OTR Disintegrator System for a license fee of $1,315,000, less option payments prior to the time of exercise. The contract has since expired and, accordingly, the $150,000 has been recorded as income.

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2002, the president is owed $504,000 of accrued salary.

NOTE 7 - OPERATING LEASES

         The Company shares office space with Garbalizer Corporation of America under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $17,065 and $14,400 for the years ended June 30, 2002 and 2001, respectively.


NOTE 8 - SUPPLEMENTAL CASH FLOWS

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001


NOTE 8 - SUPPLEMENTAL CASH FLOWS
         (Continued)

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


NOTE 9 - DEFERRED REVENUE

         As of June 30, 2002, the Company had received $159,785 from the sale of tires which had not been delivered. Because of this, the Company has recorded deferred revenue of $157,785 which will be recognized in July 2002.


NOTE 10 - EQUITY LIABILITY

         Effective June 30, 2002, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock".

         This issue provides that options to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such options, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of June 30, 2002, would be calculated as of June 30, 2002.

         Concurrent with the issuance of a $25,000 note payable related party, the Company granted 100,000 options as an inducement to loan the money. The options were valued at $4,944 pursuant to the Black Scholes calculation at June 30, 2002. This amount is presented as a liability because the Company has no authorized shares available should the options be exercised.

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

         The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

               Name               Age        Position
               ----               ---        --------
         John C. Brewer            80        President, Chairman of the Board of
                                             Directors and Director

         Bill Vee Anderson         51        Vice-President and Director

         Charles Laver             79        Secretary and Director


         John C. Brewer has been the President and a director of the Company since January, 1981, and from 1972 until January, 1981, was President and a director of the Company's predecessor Garb-Oil Corporation. Mr. Brewer also serves as president, chairman of the board of directors and a director of Garbalizer Corporation of America which is the majority shareholder of the Company. Mr. Brewer devotes approximately 40 hours per week to the Company as well as additional time to his other business interests.

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

         Charles Laver has been the Secretary and a director of the Company since January, 1981, and from 1972 until January, 1981, was secretary and a director of Garb-Oil Corporation. Mr. Laver's principal occupation for the last 33 years has been a self-employed certified public accountant. Mr. Laver will devote such time as may be necessary from time to time as an officer and a director of the Company including but not limited to regular and special meetings of the board of directors.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 2002. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                         Annual Compensation
Name and Principal Position      Fiscal Year                 Salary ($)
---------------------------      -----------                 ----------
John C. Brewer                      2002                        $48,000
President and CEO                   2001                         48,000


         No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2002 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 30, 2002 (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address                                  Amount      Percent of Class
----------------                                  ------      ----------------

Garbalizer Corporation                          10,388,291           51.9%
of America (Note 1)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Ralph C. Alexander                                 943,343            4.7%
152 Hall Street
Spartanburg, South Carolina

A/S Parkveien 55                                 1,050,000            5.2%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

John C. Brewer (Note 3)                         10,388,291           51.9%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Charles Laver (Note 4)                          10,409,037           52.0%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Bill Anderson                                        6,000             *
Newhouse Office Building, Suite 507
Salt Lake City, Utah

All directors and                               10,415,037           52.0%
officers as a group
(3 individuals)

* less than 1%
----------------------------
(1) John C. Brewer beneficially owns 98% of the outstanding common stock of Garbalizer Corporation of America ("GCA").

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

         As part of the assumption of GMC's liabilities, the Company assumed a $10,000 note payable from a shareholder. This note bears interest at 12% and is due on demand. No principal payments had been made as of June 30, 2001.

         As part of the assumption of GMC's liabilities, the Company assumed a 12% note payable from an individual with an outstanding balance of $68,493. The note was originally for $150,000 and was due in 1992. The Company has not made any principal payments since assuming this note.

         The Company's president is entitled to an annual salary of $48,000. During 1993 through 2002, substantially all of such salary was accrued rather than paid in cash. Such accrued wages are unsecured and do not bear interest. As of June 30, 2002, the balance of accrued salary to the president was $504,000. This is in addition to the $122,453 owed to the Company's president for advances to the Company. As part of the assumption of GMC's liabilities, the Company assumed an additional $103,215 payable to this officer for various purchases on behalf of GMC. The Company paid all interest charges (currently at approximately 9%) relating to these purchases. These payables were due on demand; however, as of June 30, 2002, no principal payments had been made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a. The following financial statements and schedules are filed herewith.

                  Garb Oil & Power Corporation

                  Consolidated Balance Sheet - June 30, 2002.

                  Consolidated Statements of Operations and Comprehensive Income
                  (Loss) - For the Years Ended June 30, 2001 and 2002 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 2002.

                  Consolidated Statements of Stockholders' Equity - For the Period from Inception of the Development Stage (January 14,
                  1981) through June 30, 2002.

                  Consolidated Statements of Cash Flows For the Years Ended June 30, 2002 and 2001 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 2002.

         b. During the fourth quarter of the year reported upon the Company filed no Form 8-K.

         c. The following exhibits are filed herewith or incorporated herein by reference. The SEC No. refers to the Exhibit Table in Item 601 of Regulation S-B.


Section Exhibit
  No.      No.    Description                 Location
-------  -------  -------------------------   -------------------------------
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

  3        3.2    By-Laws                     Exhibit 3.2 of Registration
                                              Statement on Form 10, File No.
                                              0-14859

 10       10.1    Employment Agreement with   Exhibit 10.5 of Registration
                  John Brewer                 Statement on Form 10, File No.
                                              0-14859

 10       10.2    Agreement with Giant Tire   Exhibit 10.4 of Form 10-KSB for
                  Recyclers, Inc.             June 30, 1997

 10       10.3    Project Development and     Exhibit 10.1 of Form 8-K dated
                  Construction Agreement      May 11, 1998
                  with Trenergy, Inc.

 10       10.4    Extension Agreement with    Filed EX 10-4 of Form 10-KSB for
                  Giant Tire Recyclers, Inc.  June 30, 2001

 10       10.5    Agreement between           Filed herewith
                  Garbalizer Machinery
                  Corporation and the
                  Company

 21       21.1    List of Subsidiaries        Exhibit 21.1 of Form 10-KSB for
                                              June 30, 1995

 99       99.1    Certification pursuant to   Filed herewith
                  18 U.S.C. Section 1350 as
                  adopted pursuant to
                  Section 906 of the
                  Sarbanes-Oxley Act OF 2002

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

         DATED this 20th. Day of September, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date:   September 20th. 2002     /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


                  Date:    September 20th. 2002      /s/ Charles Laver
                                                 ----------------------------
                                                 Charles Laver, Treasurer

         3. And by a majority of its Board of Directors.


                  Date:    September 20th. 2002    /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer, Director


                  Date:    September 20th. 2002      /s/ Charles Laver
                                                 ----------------------------
                                                 Charles Laver, Director


                  Date:    September 20th. 2002      /s/ Bill Vee Anderson
                                                 ----------------------------
                                                 Bill Vee Anderson, Director