Form 10QSB
period 2002-09-30
GARB OIL & POWER CORP
filed 2002-11-14
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    N/A    TO  _________________

COMMISSION FILE NUMBER: 0-14859



                          GARB-OIL & POWER CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               UTAH                                         87-0296694
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                        1588 South Main Street, Suite 200
                           SALT LAKE CITY, UTAH 84115
                    ---------------------------------------
                    (Address of Principal executive offices)

                                 (801) 832-9865
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

         The number of shares outstanding at September 30, 2002: 20,000,000

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

         The Company received revenues totaling $157,785 in the fiscal quarter ended September 30, 2002 and at the end of the period its current liabilities exceeded its total assets by approximately $874,718. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2002. There may not be more sales during fiscal 2003. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

         OTR Tire Processing System

         The Company has designed a system known as the OTR Tire Disintegrator System which it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has substantially completed the engineering and design of the OTR Tire Disintegrator System, but to date has not constructed a commercially operating system. Currently the company is in discussions with a company, (INTERPIPE) located in the Ukraine, who has indicated an interest in completing the development of the OTR Tire Processing System for marketing in Eastern Europe. If an agreement is reached, the Company would retain marketing rights for North America where the process would be marketed by the Company.

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

         Shredding Systems

         On March 19, 1999, the Company acquired a patented shredding system from its sister company, Garbalizer Machinery Corporation ("GMC"). See "Certain Relationships and Related Transactions". This system became available when GMC merged with a Canadian Internet company, changed its name to RecycleNet, Inc. and ceased its shredder business.

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

         UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of June 30, 2002 both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

Pyrolysis

         The pyrolysis patents granted the Company has expired and the Company has decided at this time no further research would be warranted. The Company concluded that although the process worked the markets for such plants are financially unfeasible at this time. Patents, Trademarks and Proprietary Data

         The Company has received two United States patents on the OTR Tire Disintegrator System design. The patents expire in the year 2011, 2014 and 2018. One patent has been issued in Canada that expires in 2015. Additional patents are pending in the United States and Canada.

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

         At September 30, 2002, the Company had a deficit in working capital of $909,650 and a current ratio (current assets to current liabilities) of approximately -.005. At June 30, 2002, the Company had a deficit in working capital of $900,628 and a current ratio of approximately -.15.

         Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.


ITEM 3: CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                           GARB OIL & POWER CORPORATION


Date: November 14, 2002                    By  /s/ John C. Brewer
                                               ---------------------------------
                                               John C. Brewer, President
                                               Principal Executive Officer


Date: November 14, 2002                    By  /s/ Charles Laver
                                               ---------------------------------
                                               Charles Laver, Treasurer
                                               Principal Financial and
                                               Accounting Officer

                          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                  (DEVELOPMENT STAGE COMPANIES)
                                   CONSOLIDATED BALANCE SHEETS
                        September 30, 2002 (UNAUDITED) AND JUNE 30, 2002

                                             ASSETS
                                                                 Sept 30                  June 30
                                                                   2002                     2002
                                                               (Unaudited)
                                                              -------------             -----------
CURRENT ASSETS:
         Cash                                                 $       4,556             $    55,800
         Cash - restricted                                                -                 103,338
                                                              -------------             -----------
              TOTAL CURRENT ASSETS                                    4,556                 159,138
                                                              -------------             -----------
PROPERTY AND EQUIPMENT:
     Office Equipment                                                11,658                  11,658
     Tools and Equipment                                             30,099                  30,099
     Building Improvements                                            8,022                   8,022
     Engineering Drawings                                             2,500                   2,500
                                                              -------------             -----------
              Total Property and Equipment                           52,279                  52,279

     LESS: Accumulated Depreciation                                 (48,829)                (48,056)
                                                              -------------             -----------
              NET PROPERTY AND EQUIPMENT                              3,450                   4,223
                                                              -------------             -----------
OTHER ASSETS:
     Prepaid expenses                                                 1,250                   1,250
     Assets held for resale                                          30,232                  30,232
     Patents - net of accumulated amortization                            -                       -
                                                              -------------             -----------
              TOTAL OTHER ASSETS                                     31,482                  31,482
                                                              -------------             -----------
                                                              $      39,488            $    194,843
                                                              =============            ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $      52,846             $    51,518
     Unearned revenue                                                     -                 157,785
     Notes payable - related parties                                590,946                 590,946
     Accrued interest payable                                       265,470                 254,573
     Wages payable                                                  516,000                 504,000
                                                              -------------             -----------
     Equity options and liabilities                                   4,944                   4,944
                                                              -------------             -----------
              TOTAL CURRENT LIABILITIES                           1,430,206               1,563,766
                                                              -------------             -----------

STOCKHOLDERS' EQUITY:
         Common stock -(No par value, 20,000,000 shares
          Authorized, 20,000,000 and 20,000,000 shares
          Issued and outstanding, respectfully)                   2,654,811               2,654,811
         Treasury Stock (126,500 shares)                            (10,455)                (10,455)
         Accumulated deficit - prior to
           development stage                                        (27,178)                (27,178)
         Accumulated deficit during the
           development stage                                     (4,007,896)             (3,986,101)
                                                              -------------             -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (1,390,718)             (1,368,923)
                                                              -------------             -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                          $      39,488             $   194,843
                                                              =============             ===========

                               See notes to consolidated financial statements

                          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
          AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE (JANUARY 14, 1981)
                               THRU September 30, 2002 (UNAUDITED)


                                                                                          For the Period from
                                                                                            Inception of the
                                                                                            Development Stage
                                                            Three months                    (January 14, 1981)
                                                           ended Sept. 30,                          Thru
                                                      2002                  2001               Sept. 30, 2002
                                                  ------------          ------------           -------------
SALES AND OTHER REVENUES                          $    157,785          $          -           $   1,273,773
                                                  ------------          ------------
LESS COST OF SALES                                     103,101                     -                 636,958
                                                  ------------          ------------           -------------
         GROSS PROFIT                                   54,684                     -                 636,815
                                                  ------------          ------------           -------------

GENERAL AND ADMINISTRATIVE EXPENSES                     64,599                38,092               4,217,717
                                                  ------------          ------------           -------------

INCOME(LOSS)FROM OPERATION                              (9,915)              (38,092)             (3,580,902)
                                                  ------------          ------------           -------------

OTHER INCOME (EXPENSES):

         Write-off and
           abandonment of assets                             -                     -                (431,690)

         Gain (Loss) on sale
           of assets                                         -                (1,044)                192,031

         Interest income                                   163                     -                 147,973

         Interest expense                              (12,043)              (12,139)               (381,789)

         Minority Interest in
           losses of subsidiary                              -                     -                   5,383

         Loss on extinguishment
           of debt                                           -                     -                (116,212)

         Income from failure
           to exercise option                                -                     -                 150,000

         Gain on forgiveness
           of debt                                           -                     -                   7,310
                                                  ------------          ------------           -------------
         Total other income (loss)                     (11,880)              (13,183)               (426,994)
                                                  ------------          ------------           -------------

NET INCOME (LOSS)                                 $    (21,795)         $    (51,275)          $  (4,007,896)
                                                  ============          ============           =============

GAIN (LOSS) PER SHARE                             $     (0.000)         $     (0.003)
                                                  ============          ============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                               20,000,000            20,000,000
                                                  ============          ============


                                 See notes to consolidated financial statements

                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
                            SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)AND FOR THE PERIOD
                       FROM JANUARY 14, 1981 (DATE OF INCEPTION OF THE DEVELOPMENT STAGE)
                                       THRU September 30, 2002 (UNAUDITED)


                                                                                                   For the Period from
                                                                                                     Inception of the
                                                                                                    Development Stage
                                                                      THREE MONTHS ENDED            (January 14, 1981)
                                                                          SEPTEMBER 30                      Thru
                                                                     2002               2001           SEPT. 30, 2002
                                                                 -----------         -----------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                       $   (21,795)        $   (51,275)        (4,007,896)
         Adjustments to reconcile net cash
           provided by (used in) operating activities:                   -                   -                  -
                  Depreciation and amortization                          773               1,006            126,804
                  Bad debt expense                                       -                   -              266,750
                  Gain on sale of assets                                 -                 1,044             (5,364)
                  Loss on sale of available-
                    for sale securities                                  -                   -              101,574
                  Loss on extinguishment of debt                         -                   -              116,212
                  Write-off and abandonment of assets                    -                   -              431,690
                  Stock issued for services & interest                   -                   -              122,701
                  Treasury stock issued for services                     -                   -               19,163
                  Available for-sale securities issued
                    for services                                         -                   -               52,560
                  Treasury stock expensed                                -                   -                1,000
          Changes in assets and liabilities:
                  Accrued interest receivable                            -                   -              (24,250)
                  Accounts receivable                                    -                   -               11,645
                  Accounts receivable-related party                      -                   -             (150,344)
                  Contract receivable                                    -                   -             (242,500)
                  Restricted cash                                    103,338                 -                  -
                  Income Tax refund                                      -                   -                  537
                  Prepaid expenses                                       -                   -               (1,250)
                  Inventory                                              -                   -               62,494
                  Accounts payable                                       415               5,027             43,350
                  Deferred income                                   (157,785)                -              (22,000)
                  Advances payable-related party                         -                   -             (120,106)
                  Accrued expenses                                       913                 775             (3,637)
                  Accrued payroll                                     12,000              12,000            516,000
                  Accrued interest payable                            10,897               7,019            456,133
                  Equity option liability                                -                   -                4,944
                  Other current liabilities                              -                   -              240,954
                                                                 -----------         -----------        -----------
                  Net Cash provided (used)
                    In Operating activities                          (51,244)            (24,404)        (2,002,836)
                                                                 -----------         -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Construction in progress                                        -                   -           (2,937,790)
         Cash acquired from Garbalizer Machinery                         -                   -                  899
         Net (advances) payment (to)/
               from related parties                                      -                   -             (148,526)
         Purchase of treasury stock                                      -                (3,276)           (59,143)
         Increase (decrease) of other assets                             -                   -           (1,956,733)
         Purchase of property and equipment                              -                   -              (69,730)
         Proceeds from sale of for sale securities                       -                16,676            367,734
         Proceeds form sale of assets                                    -                   -                9,500
                                                                 -----------         -----------        -----------
         Net Cash provided by (used)
         In Investing activities                                         -                13,400         (4,793,789)
                                                                 -----------         -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from (payments on) notes payable                      -                   -              300,841
      Proceeds from bank loans                                           -                   -            4,636,647
      Sale of common stock                                               -                   -            2,007,217
      Contribution to capital by parent company                          -                   -              356,402
      Principle payments on bank loans                                   -                   -             (500,000)
                                                                 -----------         -----------        -----------
      Net Cash provided (used)
       by financing activities                                           -                   -            6,801,107
                                                                 -----------         -----------        -----------
Net Increase (Decrease) In Cash                                      (51,244)            (11,004)             4,482
Net Cash at Beginning of period                                       55,800              13,174                 74
                                                                 -----------         -----------        -----------
Net Cash at End of Period                                        $     4,556         $     2,170        $     4,556
                                                                 ===========         ===========        ===========


                                See notes to consolidated financial statements.

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2002 (UNAUDITED) AND JUNE 30, 2002


NOTE 1--CONDENSED FINANCIAL STATEMENTS

         The consolidated balance sheets as of September 30, 2002, and the related statements of operations and cash flows for the three months ended September 30, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002, and for the three months ended September 30, 2002 and 2001, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002, annual report on Form 10-KSB. The results of operations for the three months ended September 30, 2002 and 2001, are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Going Concern

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is pursuing different avenues of generating cash flows, which include the sale of crumb rubber plants, sale of Garbalizer shredders, licensing of truck tire repair centers and licensing or leasing the OTR Tire Disintegrator Systems.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I John C. Brewer, President of GARB OIL & POWER CORPORATION AND SUBSIDIARIES certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of GARB OIL & POWER CORPORATION AND SUBSIDIARIES;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: 11/12 /2002                           By: /s/ John C. Brewer
                                                         ----------------------
                                                         John C. Brewer
                                                         President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I Charles Laver, Treasurer of GARB OIL & POWER CORPORATION AND SUBSIDIARIES certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of GARB OIL & POWER CORPORATION AND SUBSIDIARIES;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: 11/12 /2002                            By: /s/ Charles Laver
                                                         ---------------------
                                                         Charles Laver
                                                         Treasurer