Form 10QSB
period 2002-12-31
GARB OIL & POWER CORP
filed 2003-02-12
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED: December 31, 2002.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A.

                         COMMISSION FILE NUMBER: 0-14859


                          GARB-OIL & POWER CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0296694
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

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

                                 YES [X] NO [ ]

         The number of shares outstanding at December 31, 2002: 20,000,000.

                                     PART I.


                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                 December 31, 2002 (Unaudited) And June 30,2002


                                       ASSETS

                                                                 December 31, 2002       June 30, 2002
                                                                 -----------------       -------------
                                                                    (Unaudited)
CURRENT ASSETS:
         Cash in bank                                              $       2,175         $      55,800
         Cash - restricted                                                     -               103,338
                                                                   -------------         -------------
                 TOTAL CURRENT ASSETS                                      2,175               159,138
                                                                   -------------         -------------

PROPERTY AND EQUIPMENT:
         Office Equipment                                                 11,658                11,658
         Tools and Equipment                                              30,099                30,099
         Building Improvements                                             8,022                 8,022
         Engineering Drawings                                              2,500                 2,500
                                                                   -------------         -------------
         Total Property and Equipment                                     52,279                52,279
         LESS: Accumulated Depreciation                                  (49,602)              (48,056)
                                                                   -------------         -------------
                NET PROPERTY AND EQUIPMENT                                 2,677                 4,223
                                                                   -------------         -------------
OTHER ASSETS:
         Prepaid Expenses                                                  1,250                 1,250
         Assets Held For Resale                                           30,232                30,232
         Patents - Net of Accumulated Amortization                             -                     -
                                                                   -------------         -------------
         Total Other Assets                                               31,482                31,482
                                                                   -------------         -------------
TOTAL ASSETS                                                       $      36,334         $     194,843
                                                                   =============         =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                     $      55,343         $      51,518
         Unearned revenue                                                      -               157,785
         Notes payable - related parties                                 621,446               590,946
         Accrued Interest payable                                        276,065               254,573
         Equity options and liabilities                                    4,944                 4,944
         Wages payable                                                   528,000               504,000
                                                                   -------------         -------------
                  TOTAL LIABILITIES                                    1,485,798             1,563,766
                                                                   -------------         -------------

STOCKHOLDERS' EQUITY:
   Common stock - (No par value 20,000,000 shares;
     Authorized 20,000,000 and 20,000,000 shares
     Issued and Outstanding, respectfully)                             2,654,811             2,654,811
   Treasury Stock (226,500 shares)                                       (10,455)              (10,455)
   Accumulated deficit - prior to development stage                      (27,178)              (27,178)
   Accumulated deficit during the development stage                   (4,066,642)           (3,986,101)
                                                                   -------------         -------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (1,449,464)           (1,368,923)
                                                                   -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $      36,334         $     194,843
                                                                   =============         =============


                         See notes to consolidated financial statements

                          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                     STATEMENT OF OPERATIONS
                For the three months ended December 31, 2002 and 2001 (unaudited)
         and six months ened December 31, 2002 and 2001 (unaudited), and for the period from inception of the development stage: January 14,1981 thru December 31, 2002 (unaudited).


                                                                                                  The Period from
                                     Three          Three            Six             Six          Inception of the
                                     Months         Months          Months          Months        Development Stage:
                                     Ended:          Ended:          Ended:          Ended:     January 14, 1981 thru
                                  Dec.31, 2002    Dec.31, 2001    Dec.31, 2002    Dec.31, 2001    December 31, 2002
                                  ------------    ------------    ------------    ------------  ---------------------
SALES AND OTHER REVENUES         $         -      $        -     $   157,785     $         -       $   1,273,773

LESS: COST OF SALES                        -               -        (103,101)              -            (636,958)
                                 -----------      ----------     -----------     -----------       -------------

         NET                               -               -          54,684               -             636,815
                                 -----------      ----------     -----------     -----------       -------------

GENERAL AND
ADMINISTRATIVE EXPENSES               43,733          34,560         108,347          72,481           4,261,450
                                 -----------      ----------     -----------     -----------       -------------

INCOME (LOSS) FROM OPERATION     $   (43,733)     $  (34,560)    $   (53,663)    $   (72,481)      $  (3,624,635)
                                 -----------      ----------     -----------     -----------       -------------

OTHER INCOME (EXPENSES):
  Write-off and
    abandonment of assets         $        -       $       -        $      -       $       -          $ (431,690)

  Gain on sale of assets                   -          14,241               -          13,198             192,031

  Interest income                          -               -             163               -             147,973

  Interest expense                   (15,013)         (4,874)        (27,041)        (17,013)           (396,802)

  Minority Interest in
    losses of subsidiary                   -               -               -               -               5,383

  Loss on extinguishment
    of debt                                -               -               -               -            (116,212)

  Income from failure
    to exercise option                     -               -               -               -             150,000

  Gain on forgiveness
    of debt                                -               -               -               -               7,310
                                 -----------      ----------     -----------     -----------       -------------
  Total other inc(exp)               (15,013)          9,367         (26,878)         (3,815)           (442,007)
                                 -----------      ----------     -----------     -----------       -------------

NET INCOME (LOSS)                $   (58,746)     $  (25,193)    $   (80,541)    $   (76,296)      $  (4,066,642)
                                 ===========      ==========     ===========     ===========       =============


GAIN (LOSS) PER SHARE            $     (.003)     $    (.001)    $     (.004)    $     (.004)      $      (0.200)
                                 ===========      ==========     ===========     ===========       =============


                                 See notes to consolidated financial statements

                              GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                         STATEMENT OF CASH FLOWS
                           For the six months ended December 31, 2001 and 2000
                       (Unaudited) and for the period from January 14, 1981 (date of Inception of the Development Stage) to December 31, 2002 (Unaudited)


                                                                                             For the Period from
                                                                 Six             Six           Inception of the
                                                                Months          Months         Development Stage:
                                                                Ended:          Ended:       January 14, 1981 thru
                                                             Dec.31, 2002     Dec.31, 2001      December 31, 2002
                                                             ------------     ------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   (80,541)     $   (76,296)       $  (4,066,642)
 Adjustments to reconcile net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                     1,546            1,840              127,577
 Bad debt expense                                                      -                -              266,750
 Gain on sale of assets                                                -            1,044               (5,364)
 Loss on sale of available for sale securities                         -                -              101,574
 Loss on extinguishments of debt                                       -                -              116,212
 Write-off and abandonment of assets                                   -                -              431,690
 Stock issued for services & interest                                  -                -              122,701
 Treasury stock issued for services                                    -                -               19,163
 Available for sale securities issued for services                     -                -               52,560
 Treasury stock expensed                                               -                -                1,000
Changes in assets and liabilities:
 Accrued interest receivable                                           -                -              (24,250)
 Accounts receivable                                                   -                -               11,645
 Accounts receivable-related party                                     -                -             (150,344)
 Contract receivable                                                   -                -             (242,500)
 Restricted cash                                                 103,338                -                    -
 Income Tax refund                                                     -                -                  537
 Prepaid expenses                                                      -                -               (1,250)
 Inventory                                                             -                -               62,494
 Accounts payable                                                  1,775             (793)              44,710
 Deferred income                                                (157,785)               -              (22,000)
 Advances payable-related party                                        -                -             (120,106)
 Accrued expenses                                                  2,050              678               (2,500)
 Accounts receivable-Broker                                            -                -                    -
 Accrued payroll                                                  24,000           24,000              528,000
 Accrued interest payable                                         21,492           11,188              466,728
 Equity option liability                                               -                -                4,944
 Other current liabilities                                             -                -              271,454
                                                             -----------      -----------        -------------
Net cash provided (used) in operating activities                 (84,125)         (38,339)          (2,005,217)
                                                             -----------      -----------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction in progress                                            -                -           (2,937,790)
   Cash acquired from Garbalizer Machinery                             -                -                  899
   Net (advances) payment (to)/from related parties                    -                -             (148,526)
   Purchase of treasury stock                                          -            2,722              (59,143)
   Increase (decrease) of other assets                                 -         (117,549)          (1,956,733)
   Purchase of property and equipment                                  -                -              (69,730)
   Proceeds from sale of for sale securities                           -          128,226              367,734
   Proceeds from sale of assets                                        -                -                9,500
                                                             -----------      -----------        -------------
 Net cash from investing activities                                    -           13,399           (4,793,789)
                                                             -----------      -----------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - related party                   30,500           16,000              300,841
   Proceeds from bank loans                                            -                -            4,636,647
   Sale of common stock                                                -                -            2,007,217
   Contributions to capital by parent company                          -                -              356,402
   Principal payments on bank loan                                     -                -             (500,000)
                                                             -----------      -----------        -------------
   Net cash provided by financing activities                      30,500           16,000            6,801,107
                                                             -----------      -----------        -------------
Net increase (decrease) in cash                                  (53,625)          (8,940)               2,101
Net cash at beginning of period                                   55,800           13,174                   74
                                                             -----------      -----------        -------------
Net cash at end of period                                    $     2,175      $     4,234        $       2,175
                                                             ===========      ===========        =============


                                 See notes to consolidated financial statements.


                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 (UNAUDITED) AND JUNE 30, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The balance sheets as of December 31, 2002, and the related statements of operations and cash flows for the six months ended December 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2002, and for the six months ended December 31, 2002 and 2001, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002, annual report on Form 10-KSB. The results of operations for the six months ended December 31, 2002 and 2001, are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 3 - MATERIAL EVENTS

         The company borrowed an additional $30,500 from related parties during the period ending December 31, 2002.

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

         The Company received no revenues during the fiscal quarter ended December 31, 2002 and at the end of the period its current liabilities exceeded its total assets by approximately $921,464. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2002. There may not be more sales during fiscal 2003. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

         The Company has received United States Patent No. 5,299,748 on the OTR Tire Disintegrator System design which expires April 5, 2011, Patent No. 5,590,838 which expires January 7, 2014 and patent number 6,015,105 which expires January 18, 2018. An additional patent improvement has been filed and is currently pending in the United States. The pending patent improvement was granted in Canada on July 6, 1999 as Canadian Patent No. 2,178,326 which expires March 23, 2015 and an additional patent is pending.

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

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of December 31, 2002 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of December 31, 2002 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at December 31, 2002 had not completed the "hot test" which would further prove if the process could be viable. As of December 31, 2002 the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of December 31, 2002 both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

         In addition to the above patents, the Company has the following patents which relate to Tar Sand development:

         Hydropulper & Classifier for Tar Sand Application  Patent No. 3,814,336
         Improvement Patents for Tar Sands                  Patent No. 4,361,476

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

Research and Development

         During the periods ended December 31, 2002 and 2001, the Company has not expended any funds on research and development activities.

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

B. Liquidity, Cash Flow and Capital Resources

         $12,000 of wages payable to the company's President were accrued, rather than paid, during the period. At December 31, 2002, the Company had a deficit in working capital of $955,623 and a current ratio (current assets to current liabilities) of approximately .002. At June 30, 2002, the Company had a deficit in working capital of $900,628 and a current ratio of approximately .15.

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

                                        GARB OIL & POWER CORPORATION



Date: February 12, 2003                 By: /s/ John C. Brewer
                                            --------------------------------
                                            John C. Brewer, President
                                            Principal Executive Officer


Date: February 12, 2003                 By: /s/ Charles Laver
                                            --------------------------------
                                            Charles Laver, Treasurer
                                            Principal Financial and
                                            Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of GARB-OIL & POWER CORPORATION AND SUBSIDIARIES (the "Company") on Form 10-Q (SB) for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Brewer, President of the Company, and I, Charles Laver, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: February 12, 2003                          By: /s/ John C. Brewer
                                                     ---------------------------
                                                     John C. Brewer, President
                                                     Principal Executive Officer



Date: February 12, 2003                          By: /s/ Charles Laver
                                                     ---------------------------
                                                     Charles Laver, Treasurer
                                                     Principal Financial and
                                                     Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, John C. Brewer, Chief Executive Officer of Garb-Oil & Power Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Garb-Oil & Power Corporation, and subsidiaries;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003


/s/ John C. Brewer
--------------------------
John C. Brewer
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Charles Laver, Treasurer, of Garb-Oil & Power Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Garb-Oil & Power Corporation, and subsidiaries;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003


/s/ Charles Laver
----------------------
Charles Laver
Treasurer