Form 10QSB
period 2003-03-31
GARB OIL & POWER CORP
filed 2003-05-14
CIK 798371

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2003.

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

                                      Utah
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0296694
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

                        1588 South Main Street, Suite 200
                           Salt Lake City, Utah 84115
                    ----------------------------------------
                    (Address of Principal executive offices)

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

                                 YES [X] NO [ ]

         The number of shares outstanding at March 31, 2003: 20,000,000.

                                     PART I.


                          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                  (DEVELOPMENT STAGE COMPANIES)
                                   CONSOLIDATED BALANCE SHEETS



                                             ASSETS

                                                                         March 31, 2003   June 30, 2002
                                                                         --------------   -------------
                                                                          (Unaudited)
CURRENT ASSETS:
         Cash in bank                                                     $     9,675      $    55,800
         Cash - restricted                                                          -          103,338
                                                                          -----------      -----------
                 TOTAL CURRENT ASSETS                                           9,675          159,138
                                                                          -----------      -----------

PROPERTY AND EQUIPMENT:
         Office Equipment                                                      11,658           11,658
         Tools and Equipment                                                   30,099           30,099
         Building Improvements                                                  8,022            8,022
         Engineering Drawings                                                   2,500            2,500
                                                                          -----------      -----------
         Total Property and Equipment                                          52,279           52,279
         LESS: Accumulated Depreciation                                       (49,746)         (48,056)
                                                                          -----------      -----------
                NET PROPERTY AND EQUIPMENT                                      2,533            4,223
                                                                          -----------      -----------
OTHER ASSETS:
         Prepaid Expenses                                                         300            1,250
         Assets Held For Resale                                                30,232           30,232
         Patents - Net of Accumulated Amortization                                  -                -
                                                                          -----------      -----------
         Total Other Assets                                                    30,532           31,482
                                                                          -----------      -----------
TOTAL ASSETS                                                              $    42,740      $   194,843
                                                                          ===========      ===========



                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                            $    53,605      $    51,518
         Unearned revenue                                                      10,000          157,785
         Notes payable - related parties                                      641,446          590,946
         Accrued Interest payable                                             288,630          254,573
         Equity options and liabilities                                         4,944            4,944
         Wages payable                                                        540,000          504,000
                                                                          -----------      -----------
                  TOTAL LIABILITIES                                         1,538,625        1,563,766
                                                                          -----------      -----------
STOCKHOLDERS' EQUITY:
   Common stock - (No par value 20,000,000 shares;
     Authorized 20,000,000 and 20,000,000 shares
     Issued and Outstanding, respectfully)                                  2,654,811       2,654,811
   Treasury Stock (226,500 shares)                                            (10,455)        (10,455)
   Accumulated deficit - prior to development stage                           (27,178)        (27,178)
   Accumulated deficit during the development stage                        (4,113,063)     (3,986,101)
                                                                          -----------      -----------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (1,495,885)     (1,368,923)
                                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $    42,740      $   194,843
                                                                          ===========      ===========



                            See notes to consolidated financial statements

                                                    2

                                          GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                                     STATEMENT OF OPERATIONS
                                 For the three months ended March 31, 2003 and 2002 (unaudited)
                                   and nine months ended March 31, 2003 and 2002 (unaudited), and for the period from inception of the development stage:
                                        January 14, 1981 thru March 31, 2003 (unaudited).



                                                                                                           The Period from
                                          Three           Three             Nine             Nine          Inception of the
                                          Months          Months           Months           Months        Development Stage:
                                          Ended:          Ended:            Ended:           Ended:       Jan. 14, 1981 thru
                                       Mar.31, 2003     Mar.31, 2002     Mar.31, 2003     Mar.31, 2002       March 31,2003
                                       ------------     ------------     ------------     ------------       -------------
SALES AND OTHER REVENUES               $         -     $         -       $   157,785       $         -       $  1,273,773

LESS: COST OF SALES                              -               -          (103,101)                -           (636,958)
                                       -----------     -----------       -----------       -----------       ------------
         NET                                     -               -            54,684                 -            636,815
                                       -----------     -----------       -----------       -----------       ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                                  30,774          31,963           139,120           104,616          4,292,224
                                       -----------     -----------       -----------       -----------       ------------

INCOME (LOSS) FROM OPERATION           $   (30,774)    $   (31,963)      $   (84,436)      $  (104,616)      $ (3,655,409)
                                       -----------     -----------       -----------       -----------       ------------

OTHER INCOME (EXPENSES):
         Write-off and
            abandonment of assets      $         -     $         -       $         -       $         -       $   (431,690)

         Gain on sale of assets                  -           1,460                 -            14,658            192,031

         Interest income                         -               -               163                 -            147,973

         Interest expense                  (15,647)         (7,991)          (42,689)          (25,004)          (412,449)

         Minority Interest in
            losses of subsidiary                 -               -                 -                 -              5,383

         Loss on extinguishment
            of debt                              -               -                 -                 -           (116,212)

         Income from failure
            to exercise option                   -               -                 -                 -            150,000

         Gain on forgiveness
            of debt                              -               -                 -                 -              7,310
                                       -----------     -----------       -----------       -----------       ------------
         Total other inc(exp)              (15,647)         (6,531)          (42,526)          (10,346)          (457,654)
                                       -----------     -----------       -----------       -----------       ------------

NET INCOME (LOSS)                      $   (46,421)    $   (38,494)      $  (126,962)      $  (114,962)      $ (4,113,063)
                                       ===========     ===========       ===========       ===========       ============


GAIN (LOSS) PER SHARE                  $     (.002)    $     (.001)      $     (.006)      $    (.004)
                                       ===========     ===========       ===========       ===========



                                     See notes to consolidated financial statements

                                                           3

                                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                                             STATEMENT OF CASH FLOWS
                        For the nine months ended March 31, 2003 and 2002 (Unaudited) and for the period from January 14, 1981 (date of Inception of the
                                Development Stage) to March 31, 2003 (Unaudited)



                                                                                             For the Period from
                                                          Nine               Nine             Inception of the
                                                         Months             Months           Development Stage:
                                                          Ended:             Ended:        January 14, 1981 thru
                                                       Mar.31, 2003       Mar.31, 2002         March 31, 2003
                                                       ------------       ------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  (126,962)       $  (114,962)         $ (4,113,063)
 Adjustments to reconcile net cash provided by
 (used in) operating activities:
 Depreciation and amortization                               1,690              2,363               127,721
 Bad debt expense                                                -                  -               266,750
 Gain on sale of assets                                          -                  -                (5,364)
 Loss on sale of available for sale securities                   -                  -               101,574
 Loss on extinguishments of debt                                 -                  -               116,212
 Write-off and abandonment of assets                             -                  -               431,690
 Stock issued for services & interest                            -                  -               122,701
 Treasury stock issued for services                              -                  -                19,163
 Available for sale securities issued for services               -                  -                52,560
 Treasury stock expensed                                         -                  -                 1,000
Changes in assets and liabilities:
 Accrued interest receivable                                     -                  -               (24,250)
 Accounts receivable                                             -                  -                11,645
 Accounts receivable-related party                               -                  -              (150,344)
 Contract receivable                                             -                  -              (242,500)
 Restricted cash                                           103,338                  -                     -
 Income Tax refund                                               -                  -                   537
 Prepaid expenses                                              950                  -                  (300)
 Inventory                                                       -                  -                62,494
 Accounts payable                                              707             (2,487)               43,642
 Deferred income                                          (147,785)                 -               (12,000)
 Advances payable-related party                                  -                  -              (120,106)
 Accrued expenses                                            1,380                820                (3,170)
 Accounts receivable-Broker                                      -                  -                     -
 Accrued payroll                                            36,000             36,000               540,000
 Accrued interest payable                                   34,057             18,207               479,293
 Equity option liability                                         -                  -                 4,944
 Other current liabilities                                       -                  -               240,954
                                                       -----------        -----------          ------------
Net cash used in operating activities                      (96,625)           (60,059)           (2,048,217)
                                                       -----------        -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction in progress                                      -                  -            (2,937,790)
   Cash acquired from Garbalizer Machinery                       -                  -                   899
   Net (advances) payment (to)/from related parties              -                  -              (148,526)
   Purchase of treasury stock                                    -              2,722               (59,143)
   Increase (decrease) of other assets                           -           (124,524)           (1,956,733)
   Purchase of property and equipment                            -                  -               (69,730)
   Proceeds from sale of for sale securities                     -            136,245               367,734
   Proceeds from sale of assets                                  -                  -                 9,500
                                                       -----------        -----------          ------------
 Net cash provided (used) by investing activities                -             14,443            (4,793,789)
                                                       -----------        -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - related party             50,500             30,550               351,341
   Proceeds from bank loans                                      -                  -             4,636,647
   Sale of common stock                                          -                  -             2,007,217
   Contributions to capital by parent company                    -                  -               356,402
   Principal payments on bank loan                               -                  -              (500,000)
                                                       -----------        -----------          ------------
   Net cash provided by financing activities                50,500             30,550             6,851,607
                                                       -----------        -----------          ------------
Net increase (decrease) in cash                            (46,125)           (15,066)                9,601
                                                       -----------        -----------          ------------
Net cash at beginning of period                             55,800             13,174                    74
                                                       -----------        -----------          ------------
 Net cash at end of period                             $     9,675        $    (1,892)         $      9,675
                                                       ===========        ===========          ============



                            See notes to consolidated financial statements.

                                                   4

                  GARB-OIL & POWER CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  MARCH 31, 2003 (UNAUDITED) AND JUNE 30, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The balance sheets as of March 31, 2003, and the related statements of operations and cash flows for the nine months ended March 31, 2003 and 2002, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003, and for the nine months ended March 31, 2003 and 2002, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002, annual report on Form 10-KSB. The results of operations for the nine months ended March 31, 2003 and 2002, are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 3 - MATERIAL EVENTS

         The company borrowed an additional $20,000 from related parties, and received a $10,000 down payment from a customer. The amount of the proposed sale is approximately $550,000.

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

         The Company received no revenues during the fiscal quarter ended March 31, 2003 and at the end of the period its current liabilities exceeded its total assets by approximately $1,500,000. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2002. There may not be more sales during fiscal 2003, however, the company has received a deposit from a customer and is close to closing a substantial sale as of March 31, 2003. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of March 31, 2003 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of March 31, 2003 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at March 31, 2003 had not completed the "hot test" which would further prove if the process could be viable. As of March 31, 2003 the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

         UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of March 31, 2003 both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

         The Company is proposing to establish used tire processing and sales joint ventures with purchasers of tire shredders or OTR Tire Disintegrator Systems in the United States, to date the Company does not have any agreements to establish such joint ventures. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit.

         The Company owns 55% of UTTI, which interest it received in exchange for guaranteeing the loan for startup capital, its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $165,000 of seed capital to UTTI and who is an officer and director of UTTI. Co-generation and Electrical Power Generation.

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

Research and Development

         During the periods ended March 31, 2003 and 2002, the Company has not expended any funds on research and development activities.

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

         At March 31, 2003, the Company had a deficit in working capital of $1,528,950 and a current ratio (current assets to current liabilities) of approximately .016. At June 30, 2002, the Company had a deficit in working capital of $1,404,628 and a current ratio of approximately .102.

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

                                    PART II.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits are being filed herewith.

         During the quarter reported upon, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GARB-OIL & POWER CORPORATION
                                               AND SUBSIDIARIES


Date: May 14, 2003                             By: /s/ John C. Brewer
                                                  ------------------------------
                                                  John C. Brewer, President
                                                  Principal Executive Officer



Date: May 14, 2003                             By: /s/ Charles Laver
                                                   -----------------------------
                                                   Charles Laver, Treasurer
                                                   Principal Financial and
                                                   Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GARB-OIL & POWER CORPORATION AND SUBSIDIARIES (the "Company") on Form 10-Q (SB) for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Brewer, President of the Company, and I, Charles Laver, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: May 14, 2003                                By: /s/ John C. Brewer
                                                     ---------------------------
                                                     John C. Brewer, President
                                                     Principal Executive Officer


Date: May 14, 2003                                By: /s/ Charles Laver
                                                     ---------------------------
                                                     Charles Laver, Treasurer
                                                     Principal Financial and
                                                     Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, John C. Brewer, Chief Executive Officer of Garb-Oil & Power Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Garb-Oil & Power Corporation, and subsidiaries;

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

Date: May 14, 2003


/s/ John C. Brewer
--------------------------
John C. Brewer
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Charles Laver, Treasurer, of Garb-Oil & Power Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Garb-Oil & Power Corporation, and subsidiaries;

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

Date: May 14, 2003


/s/ Charles Laver
-----------------------
Charles Laver
Treasurer