Form 10KSB
period 2003-06-30
GARB OIL & POWER CORP
filed 2003-09-26
CIK 798371

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file Number 0-14859

                          GARB OIL & POWER CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Utah                                           87-0296694
--------------------------------           -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification. No.)
incorporation or organization)

1588 South Main Street, Suite 200
       Salt Lake City, Utah                                  84115
----------------------------------------                  ------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (801) 832-9865

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock (No par value)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year: $155,400

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $314,399.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the Issuer had outstanding 20,000,000 shares of common stock (no par value).

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

The Company received revenues of $155,400 in the fiscal year ended June 30, 2003 and at the end of the year its current liabilities exceeded its total assets by approximately $1,570,940. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in a signed sole agreement meant for tires in fiscal 2002, which were delivered in July 2002. There are continuing negotiations for additional significant sales but there is no assurance they will materialize during fiscal 2004. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2003 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of June 30, 2003 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at June 30, 2001 had not completed the "hot test" which would further prove if the process could be viable. As of June 30, 2003 the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

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

Research and Development

During the fiscal years ended June 30, 2003 and 2002, the Company has not expended any funds on research and development activities.

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



3. LEGAL PROCEEDINGS

Not Applicable.



4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meetings were held during the fourth quarter of the year ended June 30, 2003.

                                    PART II


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

During the years ended June 30, 2003 and 2002, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

   Period

         (Fiscal Year)                               High              Low
         -------------                               ----              ---
         2002
         1st Quarter                                 .13               .05
         2nd Quarter                                 .07               .035
         3rd Quarter                                 .08               .025
         4th Quarter                                 .08               .06

            2003
         1st Quarter                                 .08               .03
         2nd Quarter                                 .055              .01
         3rd Quarter                                 .055              .02
         4th Quarter                                 .08               .035



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

Sales of Unregistered Securities

During the fiscal year ended June 30, 2003 no sales of unregistered securities were made by the Company.



6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is considered to be in the development stage. Therefore management cannot say with certainty when significant revenues will be received from the Company's business.

The auditor's report accompanying the Company's financial statements for the year ended June 30, 2003 contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

As discussed further in Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. As of June 30, 2003 the Company had none of these shares remaining.

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

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2003 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,570,940. The working capital deficit at June 30, 2002 was $1,403,378. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 2003 of $169,609 compared to a loss of $177,996 for the year ended June 30, 2002. Total expenses for 2003 were $150,497 compared to $177,996 in 2002. Salaries, wages and commissions were $86,410 for 2003 compared to $83,308 for 2002. Rental expenses were $11,400 in 2003 and $17,065 in 2002. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2003 was $169,609 compared to a net gain of $370,418 in 2002. On a per share basis, the net loss for the year ended June 30, 2003 was ($0.01) compared to net loss of ($0.02) in 2002. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable.

UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

During the year ended June 30, 2003, the Company had a net decrease in cash of $55,800. The primary sources of cash were from the sale of tires and additional loans from financing activities.



7. FINANCIAL STATEMENTS

            [The remainder of this page was intentionally left blank]

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

                                 C O N T E N T S



Independent Auditors' Report ............................................. F-3

Consolidated Balance Sheet................................................ F-4

Consolidated Statements of Operations..................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit)................. F-8

Consolidated Statements of Cash Flows.................................... F-11

Notes to the Consolidated Financial Statements .......................... F-13

To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and Subsidiaries (a development stage company) as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2003 and 2002 and from inception on January 14, 1981 through June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the period from inception on January 14, 1981 through June 30, 1999 were audited by other auditors whose report dated September 10, 1999 expressed an unqualified opinion on these statements. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period January 14, 1981 (inception) through June 30, 2003, insofar as it relates to amounts for prior periods through June 30, 1999, is based solely on the report of other audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2003 and the consolidated results of their operations and their cash flows for the years ending June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology related to production of electricity by burning used rubber, and pyrolysis (extraction of oil, carbon and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management"s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
September 16, 2003

                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   Consolidated Balance Sheet



                                             ASSETS

                                                                                                     June 30,
                                                                                                       2003
                                                                                               -----------------
CURRENT ASSETS

   Cash                                                                                        $               -
   Prepaid expenses                                                                                          300
                                                                                               -----------------
     Total Current Assets                                                                                    300
                                                                                               -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                                                    2,500
   Office equipment                                                                                       11,658
   Tools and equipment                                                                                    30,099
   Building improvements                                                                                   8,022
   Less:  accumulated depreciation                                                                       (50,103)
                                                                                               -----------------
     Total Property and Equipment                                                                          2,176
                                                                                               -----------------
OTHER ASSETS

   Assets held for resale                                                                                 30,232
   Patents - net of accumulated amortization                                                                   -
                                                                                               -----------------
     Total Other Assets                                                                                   30,232
                                                                                               -----------------
     TOTAL ASSETS                                                                              $          32,708
                                                                                               =================


           The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                     Consolidated Balance Sheet (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                     June 30,
                                                                                                       2003
                                                                                               -----------------
CURRENT LIABILITIES

   Cash overdraft                                                                              $             134
   Customer deposit                                                                                       10,000
   Accounts payable and accrued expenses                                                                  58,347
   Notes payable (Note 8)                                                                                 60,000
   Notes payable - related parties (Note 4)                                                              590,188
   Accrued interest                                                                                      293,181
   Accrued interest- related parties                                                                       6,585
   Wages payable (Note 6)                                                                                552,000
   Equity option and liability (Note 9)                                                                      805
                                                                                               -----------------
     Total Current Liabilities                                                                         1,571,240
                                                                                               -----------------
     Total Liabilities                                                                                 1,571,240
                                                                                               -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                                          2,654,811
   Treasury stock; 126,500 shares at cost                                                                (10,455)
   Accumulated deficit - prior to development stage                                                      (27,178)
   Accumulated deficit during the development stage                                                   (4,155,710)
                                                                                               -----------------
     Total Stockholders' Equity (Deficit)                                                             (1,538,532)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $          32,708
                                                                                               =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-5

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations

                                                                                                     From
                                                                                                   Inception
                                                                                                    of the
                                                                                                  Development
                                                                                                    Stage on
                                                                                                   January 14,
                                                                  For the Years Ended             1981 Through
                                                                       June 30,                      June 30,
                                                                2003               2002                2003
                                                        ------------------  ------------------  ------------------
SALES AND OTHER REVENUES

   Tire sales                                           $          155,400  $                -  $          273,332
   Equipment sales                                                       -                   -             595,723
   Other revenues                                                        -                   -             402,333
                                                        ------------------  ------------------  ------------------
     Total Revenues                                                155,400                   -           1,271,388
                                                        ------------------  ------------------  ------------------
COST OF SALES                                                      122,145                   -             182,165
                                                        ------------------  ------------------  ------------------
GROSS MARGIN                                                        33,255                   -           1,089,223
                                                        ------------------  ------------------  ------------------
EXPENSE

   Cost of equipment                                                     -                  -              473,837
   Bad debt                                                              -                  -              266,750
   Salary and wages                                                 80,693              83,308           1,758,704
   Sales commissions                                                 5,717                  -               33,502
   Office                                                            5,582               4,146             174,148
   Rent                                                             11,400              17,065             282,756
   Telephone                                                         3,156               3,854             118,326
   Professional fees                                                15,188              18,758             531,058
   Finders' fee                                                          -                  -              145,000
   Insurance                                                         6,382               6,948             107,829
   Taxes and licenses                                                3,224               4,118             121,723
   Travel                                                              860               9,794             234,924
   Promotion and entertainment                                           -                  -               14,053
   Testing                                                               -                  -               27,073
   Advertising                                                       1,471              12,945             166,358
   Amortization                                                          -                 294              54,260
   Depreciation                                                      2,047               1,271              74,068
   Consulting fee                                                        -                   -              19,737
   Stockholders' meetings                                                -                   -                 670
   Parking                                                               -                   -              11,544
   Subcontractors                                                        -                   -              40,138
   Auto expense                                                        356                 592               5,365
   Repairs and maintenance                                             139                 554               4,675
   Other                                                            14,282              14,349             110,954
                                                        ------------------  ------------------  ------------------
     Total Expenses                                     $          150,497  $          177,996  $        4,777,452
                                                        ------------------  ------------------  ------------------



               The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                Consolidated Statements of Operations (Continued)

                                                                                                     From
                                                                                                   Inception
                                                                                                    of the
                                                                                                  Development
                                                                                                    Stage on
                                                                                                   January 14,
                                                                  For the Years Ended             1981 Through
                                                                       June 30,                      June 30,
                                                                2003               2002                2003
                                                        ------------------  ------------------  ------------------
OPERATING LOSS                                          $         (117,242) $         (177,996) $       (3,688,229)

OTHER INCOME (EXPENSES)

   Write-off and abandonment of assets                                   -                   -            (431,690)
   Gain (loss) on sale of assets                                         -            (147,934)            192,031
   Interest income                                                     163                   -             147,973
   Interest expense                                                (56,669)            (44,488)           (426,415)
   Minority interest in losses of subsidiary                             -                   -               5,383
   Income from expired option                                            -                   -             150,000
   Income on equity option liability                                 4,139                   -               4,139
                                                        ------------------  ------------------  ------------------
     Total Other Income (Expense)                                  (52,367)           (192,422)           (358,579)
                                                        ------------------  ------------------  ------------------
LOSS BEFORE EXTRAORDINARY ITEMS                                   (169,609)           (370,418)         (4,046,808)
                                                        ------------------  ------------------  ------------------
EXTRAORDINARY ITEMS

   Loss on extinguishment of debt                                        -                   -            (116,212)
   Gain on forgiveness of debt                                           -                   -               7,310
                                                        ------------------  ------------------  ------------------
     Total Extraordinary Gain (Loss)                                     -                   -            (108,902)
                                                        ------------------  ------------------  ------------------
NET LOSS                                                          (169,609)           (370,418)         (4,155,710)
                                                        ==================  ==================  ==================
BASIC (LOSS) PER SHARE                                  $            (0.01) $            (0.02)
                                                        ==================  ==================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                          20,000,000          20,000,000
                                                        ==================  ==================


             The accompanying notes are an integral part of these consolidated financial statements.

                                                    F-7

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                               Deficit
                                                                 Unrealized                  Accumulated
                                             Common Stock          Gain on                   During the           Treasury Stock
                                       -----------------------   Investment   Accumulated    Development       --------------------
                                         Shares       Amount   in Securities    Deficit         Stage          Shares      Amount
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, January 14, 1981              12,833,333  $    61,894  $         -  $    (27,178)  $           -            -  $         -

Stock issued to satisfy current
 liabilities:
June 1983 - $2.94 per share                82,000      240,889            -             -               -            -            -

Stock issued to satisfy related
 party liabilities:
November 1993-$0.20 per share              64,310       12,882            -             -               -            -            -
December 1993-$0.14 per share              87,000       12,200            -             -               -            -            -
November 1994-$0.21 per share              25,000        5,342            -             -               -            -            -

Stock issued for services:
May 1981-$0.20 per share                    5,000        8,000            -             -               -            -            -
May 1983-$1.50 per share                   50,000       75,000            -             -               -            -            -
August 1992-$0.15 per share                25,000        3,750            -             -               -            -            -
December 1992-$0.15 per share               4,000          600            -             -               -            -            -
November 1994-$0.21 per share               4,000          855            -             -               -            -            -
January 1995-$0.21 per share               76,167       16,276            -             -               -            -            -
February 1995-$0.21 per share              10,000        2,137            -             -               -            -            -

Stock issued for cash:
March 1981-$0.70 per share                 10,000        7,000            -             -               -            -            -
April 1981-$0.42 per share                192,834       80,000            -             -               -            -            -
June 1981-$1.31 per share                  27,518       35,945            -             -               -            -            -
March 1983-$0.75 per share                 14,000       10,500            -             -               -            -            -
April 1983-$1.00 per share                 50,000       50,000            -             -               -            -            -
June 1983-$3.04 per share                  30,000       91,272            -             -               -            -            -
September 1984-$1.00 per share            200,000      200,000            -             -               -            -            -
November 1984-$0.95 per share             105,470      100,000            -             -               -            -            -
April 1986-$1.27 per share                770,000      980,000            -             -               -            -            -
May 1992-$0.234 per share                 208,334       50,000            -             -               -            -            -
December 1992-$0.15 per share              50,000        7,500            -             -               -            -            -
February 1993-$0.15 per share             100,000       15,000            -             -               -            -            -
March 1993-$0.15 per share                100,000       15,000            -             -               -            -            -
May 1993-$0.15 per share                  100,000       15,000            -             -               -            -            -
June 1993-$0.25 per share                 100,000       25,000            -             -               -            -            -
August 1993-$0.20 per share               100,000       20,000            -             -               -            -            -
October 1993-$0.07 to $0.15
 per share                                250,000       25,000            -             -               -            -            -
November 1993-$0.25 per share              20,000        5,000            -             -               -            -            -
December 1993-$0.15 to $0.20
 per share                                180,000       32,500            -             -               -            -            -
January 1994-$0.25 per share               20,000        5,000            -             -               -            -            -
February 1995-$0.20 per share              50,000       10,000            -             -               -            -            -
March 1995-$0.20 to $0.22
 per share                                263,000       56,500            -             -               -            -            -
May 1995-$0.25 per share                   20,000        5,000            -             -               -            -            -
June 1995-$0.20 per share                  25,000        5,000            -             -               -            -            -

Contributed capital                             -       356,402           -             -               -            -            -

Purchase of treasury stock                      -            -            -             -               -       10,000      (10,009)
Retirement of treasury stock              (10,000)     (10,009)           -             -               -      (10,000)      10,009

   Net loss from January 14, 1981
    through June 30, 1995                       -            -            -             -      (2,829,005)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 1995                 16,241,966  $ 2,632,435  $         -   $   (27,178) $   (2,829,005)           -  $         -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------


                     The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                               Deficit
                                                                 Unrealized                  Accumulated
                                             Common Stock          Gain on                   During the           Treasury Stock
                                       -----------------------   Investment   Accumulated    Development       --------------------
                                         Shares       Amount   in Securities    Deficit         Stage          Shares      Amount
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 1995                 16,241,966  $ 2,632,435  $         -  $    (27,178)  $  (2,829,005)           -  $         -

Stock issued for services:
September 1995-$0.13 per share             20,000        2,684            -             -               -            -            -

Stock issued for cash:
July 1995-$0.25 per share                  40,000       10,000            -             -               -            -            -
December 1995-$0.10 per share             250,000       25,000            -             -               -            -            -
May 1996-$0.12 to $0.25 per
 share                                     90,000       16,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1996                                  -            -            -             -        (124,871)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 1996                 16,641,966    2,686,119            -       (27,178)     (2,953,876)           -            -

Stock issued for services:
May 1997-$0.15 per share                   86,333       12,949            -             -               -            -            -

Stock issued for cash:
January 1997-$0.15 per share              300,000       45,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1997                                  -            -            -             -        (177,298)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1997                  17,028,299    2,744,068            -       (27,178)     (3,131,174)           -            -

Net loss for the period ended
 June 30, 1998                                  -            -            -             -        (217,439)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1998                  17,028,299    2,744,068            -       (27,178)     (3,348,613)           -            -

Stock issued for services:
October 1998-$0.09 per share                5,000          450            -             -               -            -            -

Stock issued for cash
January 1999-$0.05 to $0.10
 per share                                770,000       47,000            -             -               -            -            -

February 1999-$0.10 per share             130,000       13,000            -             -               -            -            -

Distribution from majority
 shareholder                                    -     (473,060)           -             -               -            -            -

Change in unrealized gain on
 investment in securities, net of tax           -            -      290,625             -               -            -            -

Net loss for the period ended
 June 30, 1999                                  -            -            -             -        (123,519)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------


                     The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                               Deficit
                                                                 Unrealized                  Accumulated
                                             Common Stock          Gain on                   During the           Treasury Stock
                                       -----------------------   Investment   Accumulated    Development       --------------------
                                         Shares       Amount   in Securities    Deficit         Stage          Shares      Amount
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -

Issuance of common stock for
 lost treasury shares at $0.10 per
 share                                     10,000        1,000            -             -               -            -            -

Change in unrealized gain on
 investment in securities,
 net of tax                                     -            -     (207,681)            -               -            -            -

Net income for the period ended
 June 30, 2000                                  -            -            -             -         177,022            -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2000                 17,943,299    2,332,458      82,944        (27,178)     (3,295,110)           -            -

Issuance of common stock for
 available for sale securities          2,056,701      300,000            -             -               -            -            -

Purchase of treasury stock                      -            -            -             -               -      485,000      (45,858)

Issued treasury stock for
 available for sale securities                  -       22,353            -             -               -     (200,000)      19,516

Issued treasury stock for services              -            -            -             -               -     (100,000)       9,758

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -     (123,469)            -               -            -            -

Net loss for the period
 ended June 30, 2001                            -            -            -             -        (320,573)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2001                 20,000,000    2,654,811      (40,525)      (27,178)     (3,615,683)     185,000      (16,584)

Change in treasury stock                        -            -            -             -               -      (58,500)       6,129

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -       40,525             -               -            -            -

Net loss for the period ended
 June 30, 2002                                  -            -            -             -        (370,418)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2002                 20,000,000    2,654,811            -       (27,178)     (3,986,101)     126,500      (10,455)

Net loss for the period ended
 June 30, 2003                                  -            -            -             -        (169,609)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2003                 20,000,000  $ 2,654,811  $         -  $    (27,178)  $  (4,155,710)     126,500  $   (10,455)
                                       ==========  ===========  ===========  ============   =============     ========  ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-10

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows

                                                                                                             From
                                                                                                       Inception of the
                                                                                                          Development
                                                                                                            Stage on
                                                                                                          January 14,
                                                                        For the Years Ended               1981 Through
                                                                               June 30,                     June 30,
                                                                       2003                2002               2003
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                  $         (169,609) $        (370,418)  $      (4,155,710)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                          2,047              1,315             128,328
     Bad debt expense                                                           -                  -             266,500
     Gain on sale of asset                                                      -                  -              (5,364)
     Loss on sale of available-for-sale securities                              -            147,934             101,574
     Write-off and abandonment of assets                                        -                  -             431,690
     Loss on extinguishment of debt                                             -                  -             116,212
     Stock issued for services and interest                                     -                  -             122,701
     Treasury stock issued for services                                         -              9,405              19,163
     Available for sale securities issued for services                          -                  -              52,560
     Treasury stock expensed                                                    -                  -               1,000
   Changes in current assets and liabilities:
     Accrued interest receivable                                                -                  -             (24,250)
     Accounts receivable                                                        -                  -               11,645
     Accounts receivable - related party                                        -                  -            (150,344)
     Contract receivable                                                        -                  -            (242,500)
     Restricted cash                                                      103,338           (103,338)                  -
     Income tax refund receivable                                               -                  -                 537
     Inventory                                                                  -                  -              62,494
     Prepaid expenses                                                         950               (950)               (300)
     Accounts payable and accrued expenses                                  6,829             (1,506)             45,214
     Deferred income                                                     (157,785)           157,785             (22,000)
     Advances payable - related party                                           -                  -            (120,106)
     Accrued payroll                                                       48,000             48,000             552,000
     Accrued interest payable and accrued interest payable
       - related party                                                     45,193             36,540             490,429
     Equity option liability                                               (4,139)             4,944                 805
     Other current liabilities                                             10,000                  -             250,954
                                                               ------------------  -----------------   -----------------
       Net Cash Used by Operating Activities                             (115,176)           (70,289)         (2,066,768)
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Construction in progress                                                     -                  -          (2,937,790)
   Cash acquired from Garbalizer Machinery                                      -                  -                 899
   Net (advances) payments (to)/from related party                              -                  -            (148,526)
   Increase (decrease) of other assets                                          -                  -          (1,956,733)
   Purchase of property and equipment                                           -                  -             (69,730)
   Purchase of treasury stock                                                   -             (3,276)            (59,143)
   Proceeds from sale of available for sale securities                          -             45,191             367,734
   Proceeds from sales of assets                                                -                  -               9,500
                                                               ------------------  -----------------   -----------------
       Net Cash Provided (Used) by Investing Activities        $                -  $          41,915   $      (4,793,789)
                                                               ------------------  -----------------   -----------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                Consolidated Statements of Cash Flows (Continued)

                                                                                                             From
                                                                                                       Inception of the
                                                                                                          Development
                                                                                                            Stage on
                                                                                                          January 14,
                                                                        For the Years Ended               1981 Through
                                                                               June 30,                     June 30,
                                                                       2003                2002               2003
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                              $              134  $               -   $             134
   Proceeds from notes payable - related party                             54,242             16,000             300,083
   Proceeds from notes payable                                              5,000             55,000              60,000
   Proceeds from bank loans                                                     -                  -           4,636,647
   Sale of common stock                                                         -                  -           2,007,217
   Contribution to capital by parent company                                    -                  -             356,402
   Principal payments on bank loans                                             -                  -            (500,000)
                                                               ------------------  -----------------   -----------------
     Net Cash Provided by Financing Activities                             59,376             71,000           6,860,483
                                                               ------------------  -----------------   -----------------
NET INCREASE (DECREASE) IN CASH                                           (55,800)            42,626                 (74)

NET CASH AT BEGINNING OF PERIOD                                            55,800             13,174                  74
                                                               ------------------  -----------------   -----------------
NET CASH AT END OF PERIOD                                      $                -  $          55,800   $               -
                                                               ==================  =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Treasury stock issued for available for
    sale securities                                            $                -  $              -    $          41,869
   Common stock issued for available
    for sale securities                                        $                -  $              -    $         300,000
   Related party payable issued for available
    for sale securities                                        $                -  $               -   $         180,000
   Securities issued for debt                                  $                -  $               -   $          70,000
   Treasury stock issued for services                          $                -  $           9,405   $          19,163
   Cash paid for interest                                      $            2,782  $               -   $         156,745
   Cash paid for income taxes                                  $                -  $               -   $               -



                    The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-12

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


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

         b. Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c. Basis of Presentation - Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2003 and 2002, the Company has incurred a net loss of $169,609 and $370,418, respectively, and as of June 30, 2003, the Company's deficit accumulated during the development stage was $4,155,710. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              June 30, 2003 an 2002


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

         e. Patents

         Patents are carried at cost and have been amortized over a 17-year life. At June 30, 2002, the patents have been fully amortized.

         f. Property and Equipment

         Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2003 and 2002, was $2,047 and $1,271, respectively.

         The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         g. Revenue Recognition

         Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured

         h. Advertising Costs

         The Company expenses all advertising costs as incurred. Advertising expense was $1,471 and $12,945 for the years ending June 30, 2003 and 2002, respectively.

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         j. Basic Income (Loss) Per Share

         The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                    For the Years Ended June 30,
                                                         2003         2002
                                                    ------------  ------------
              Net income (loss) (numerator)         $   (169,609) $   (370,418)

              Weighted average shares outstanding
                (denominator)                         20,000,000    20,000,000
                                                    ------------  ------------
              Basic income (loss) per share         $      (0.01) $      (0.02)
                                                    ============  ============

         k. Financial Instruments

         Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2003. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         l. Concentration of Credit Risk

         The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

         m. Newly Issued Accounting Pronouncements

         New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         m. Newly Issued Accounting Pronouncements (Continued) SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

         SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS
         146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         m. Newly Issued Accounting Pronouncements (Continued)

         SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition. The Company does not expect that the adoption of SFAS 148 will have a material effect on their financial statements.

         SFAS No. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.

         SFAS No. 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The Company does not expect that the adoption of SFAS 150 will have a material effect on the Company's financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 2 - INVESTMENT IN SECURITIES

         The RecycleNet shares owned by the Company are classified as available-for-sale and are stated at fair value.

         Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:

                                                    For the Years Ending
                                                          June 30,
                                                 ---------------------------
                                                     2003           2002
                                                 ----------     ------------
         Proceeds from sales of securities       $        -     $     45,191
                                                 ==========     ============

         Gross realized gains                    $        -     $          -
         Gross realized (losses)                          -         (147,934)
                                                 ----------     ------------
         Net (Loss) from Sale of Investments     $        -     $   (147,934)
                                                 ==========     ============

NOTE 3 - UTAH TRUCK TIRE, INC.

         Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2003 and 2002. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2003 and 2002, the president was owed accrued salary of $552,000 and $504,000, respectively.

         During the years ended June 30, 2003 and 2002, notes payable - related parties increased $54,242 and $71,000. The changes are due to proceeds from additional notes payable. No payments were made on notes payable during the years ended June 30, 2003 and 2002.

         Accounts payable and notes payable to related parties consisted of the following at June 30, 2003:

         Accounts payable to a related party, due on
           demand, no interest                                     $   180,000

         Note payable to a related party, due on demand,
           plus interest at 12% per annum, unsecured.                  176,695

         Note payable to a related party, due on demand,
           plus interest at 12% per annum, unsecured.                   68,493

         Note payable to a related party, due on demand,
           plus interest at 12% per annum, unsecured.                  165,000

         Less: Current Portion                                        (590,188)
                                                                   -----------
         Long-Term Notes Payable to Related Parties                $         -
                                                                   ===========

         The aggregate principal maturities of notes payable to related parties are as follows:

                     Year Ended
                       June 30,                               Amount
                       --------                               ------
                         2004                             $     590,188
                         2005                                         -
                         2006                                         -
                         2007                                         -
                  2008 and thereafter                                 -
                                                          -------------
                        Total                             $     590,188
                                                          =============

         As of June 30, 2003 and 2002, accrued interest related to the related party note payable was $11,008 and $3,435, respectively. Interest expense related to the related party note payable for the years ended June 30, 2003 and 2002 was $19,019 and $11,496, respectively.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 5 - INCOME TAXES

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax liabilities consist of the following components as of June 30, 2003 and 2002.

                                                     2003          2002
                                                ------------  ------------
         Deferred tax liabilities:
           NOL Carryover                        $    829,600  $    842,699

         Deferred tax liabilities:                         -             -

         Valuation allowance                        (829,600)     (842,699)
                                                ------------  ------------
         Net deferred asset                     $          -  $          -
                                                ============  ============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 31, 2003 and 2002 due to the following:

                                                     2003          2002
                                                ------------  ------------
         Book income                            $    (66,150) $     (5,123)
         Related accruals                             61,111             -
         Accrued wages                                18,720             -
         Other                                          (611)            -
         NOL allowance                               (13,070)            -
         Valuation allowance                               -         5,123
                                                ------------  ------------
                                                $          -  $          -
                                                ============  ============

         At June 30, 2003, the Company had net operating loss carryforwards of approximately $2,131,191 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the June 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002


NOTE 5 - INCOME TAXES (Continued)

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2003, the president is owed $552,000 of accrued salary.

NOTE 7 - OPERATING LEASES

         The Company shares office space with Garbalizer Corporation of America under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $11,400 and $17,065 for the years ended June 30, 2003 and 2002, respectively.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - NOTES PAYABLE

         During the years ended June 30, 2003 and 2002, notes payable increased $5,000 and $55,000. The changes are due to proceeds from additional notes payable. No payments were made on notes payable during the years ended June 30, 2003 and 2002.

         Notes payable consisted of the following at June 30, 2003:

         Note payable, due on demand, plus interest
          at 8% per annum, unsecured.                             $      30,000

         Note payable, due on demand, plus interest
          at 12% per annum, unsecured.                            $      30,000

         Less: Current Portion                                          (60,000)
                                                                  -------------
         Long-Term Notes Payable                                  $           -
                                                                  =============

         The aggregate principal maturities of notes payable are as follows:

                     Year Ended
                      June 30,                                         Amount
                      --------                                         ------
                        2004                                      $      60,000
                        2005                                                  -
                        2006                                                  -
                        2007                                                  -
                 2008 and thereafter                                          -
                                                                  -------------
                       Total                                      $      60,000
                                                                  =============

         As of June 30, 2003 and 2002, accrued interest related to notes payable was $6,585 and $950, respectively. Interest expense related to notes payable for the years ended June 30, 2003 and 2002 was $5,635 and $950, respectively.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 9 - EQUITY OPTION LIABILITY

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

         Concurrent with the issuance of a $25,000 related party note payable, the Company granted 100,000 options with an exercise price of $0.10 as an inducement to loan the money. The options were valued at $4,944 pursuant to the Black Scholes calculation at June 30, 2002. Pursuant to EITF 00-19, the Company revalued the options at June 30, 2003 at $805. The reduction in the equity option liability of $4,139 was recorded as income on equity option liability. This amount is presented as a liability because the Company has no authorized shares available should the options be exercised.

         A summary of the status of the Company's outstanding stock options as of June 30, 2003 and 2002 and changes during the years ended June 30, 2003 and 2002 is presented below:

                                                           2003                     2002
                                                    -------------------      -------------------
                                                               Weighted                 Weighted
                                                               Average                  Average
                                                               Exercise                 Exercise
                                                    Shares      Price         Shares     Price
                                                    -------  ----------      -------  ----------
         Outstanding, beginning of year             100,000  $     0.10            -  $        -
         Granted                                          -           -      100,000        0.10
         Expired/Cancelled                                -           -            -           -
         Exercised                                        -           -            -           -
                                                    -------  ----------      -------  ----------
         Outstanding end of year                    100,000  $     0.10      100,000  $     0.10
                                                    =======  ==========      =======  ==========
         Exercisable                                100,000  $     0.10      100,000  $     0.10
                                                    =======  ==========      =======  ==========
                                          Outstanding                         Exercisable
                           ----------------------------------------  --------------------------
                                           Weighted
                             Number         Average      Weighted        Number      Weighted
                           Outstanding     Remaining      Average     Exercisable     Average
             Range of      at June 30,    Contractual    Exercise     at June 30,    Exercise
          Exercise Prices     2003            Life         Price          2003         Price
            $   0.10        100,000           0.75        $  0.10       100,000       $ 0.10
            --------        -------           ----        -------       -------       ------
            $   0.10        100,000           0.75        $  0.10       100,000       $ 0.10
            ========        =======           ====        =======       =======       ======

8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable except as previously reported.



8A. CONTROLS AND PROCEDURES

         The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the registrant's management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the registrant carried out an evaluation, under the supervision and with the participation of the Company's management, including the registrant's Chief Executive Officer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer concluded that the registrant's disclosure controls and procedures were effective.

         There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

                                    PART III


9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The term of office of each director is one (1) year or until his successor is elected at the Company's annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing or compensation committee.

         The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

              Name                 Age               Position
            ---------             -----            ------------

         John C. Brewer            80        President, Chairman of the Board of
                                             Directors and Director

         Bill Vee Anderson         51        Vice-President and Director

         Charles Laver             79        Secretary and Director


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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 2002. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

                        SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
Name and Principal Position          Fiscal Year           Salary ($)
---------------------------          -----------       -------------------

John C. Brewer                            2003              $48,000
President and CEO                         2002               48,000


No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2003 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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


11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2003 and 2002, the president was owed accrued salary of $552,000 and $504,000, respectively.

During the years ended June 30, 2003 and 2002, notes payable - related parties increased $54,242 and $71,000. The changes are due to proceeds from additional notes payable. No payments were made on notes payable during the years ended June 30, 2003 and 2002.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2003:

         Accounts payable to a related party, due on demand,
           no interest                                             $   180,000

         Notes payable to related parties, due on demand,
           plus interest at 12% per annum, unsecured.                  410,188

As of June 30, 2003 and 2002, accrued interest related to the related party notes payable was $11,008 and $3,435, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2003 and 2002 was $19,019 and $11,496, respectively.


13. EXHIBITS AND REPORTS ON FORM 8-K

         a. The following financial statements and schedules are filed herewith.

                  Garb Oil & Power Corporation

                  Consolidated Balance Sheet - June 30, 2003.

                  Consolidated Statements of Operations - For the Years Ended June 30, 2002 and 2003 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 2003.

                  Consolidated Statements of Stockholders' Equity (Deficit) - For the Period from Inception of the Development Stage (January 14, 1981) through June 30, 2003.

                  Consolidated Statements of Cash Flows For the Years Ended June 30, 2003 and 2002 and for the Period from January 14, 1981 (Date of Inception of the Development Stage) to June 30, 2003.

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

 10       10.3    Project Development and     Exhibit 10.1 of Form 8-K dated
                  Construction Agreement      May 11, 1998
                  with Trenergy, Inc.

 10       10.4    Extension Agreement with    Filed EX 10-4 of Form 10-KSB for
                  Giant Tire Recyclers, Inc.  June 30, 2001

 10       10.5    Agreement between           Filed herewith
                  Garbalizer Machinery
                  Corporation and the
                  Company

 21       21.1    List of Subsidiaries        Exhibit 21.1 of Form 10-KSB for
                                              June 30, 1995

 31       31.1    Certification of Chief      Filed herewith
                  Executive Officer of
                  Periodic Report pursuant
                  to Rule 13a-14a and
                  Rule 15d-14(a)

 31       31.2    Certification of Chief      Filed herewith
                  Financial Officer of
                  Periodic Report
                  pursuant to Rule
                  13a-14a and Rule
                  15d-14(a)

 32       32.1    Certification of Chief      Filed herewith
                  Executive Officer
                  pursuant to 18 U.S.C.
                  - Section 1350

 32       32.2    Certification of Chief      Filed herewith
                  Financial Officer
                  pursuant to 18 U.S.C.
                  - Section 1350

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate professional fees billed by principal accountant:

                                         June 30, 2003        June 30, 2002
                                         -------------        -------------
Audit Fees                                     $5,500                $5,627

Audit-Related Fees                              1,800                 2,714

Tax Fees                                            -                     -

All Other Fees                                      -                     -

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GARB OIL & POWER CORPORATION


                                     By: /s/ John C. Brewer
                                         ---------------------------
                                         John C. Brewer, Chief Executive Officer

         DATED this 22nd. Day of September, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date: September 22nd, 2003       /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


                  Date:  September 22nd, 2003       /s/ Charles Laver
                                                 ----------------------------
                                                 Charles Laver, Treasurer

         3. And by a majority of its Board of Directors.


                  Date:    September 22nd, 2003      /s/ John C. Brewer
                                                   ----------------------------
                                                   John C. Brewer, Director


                  Date:    September 22nd, 2003        /s/ Charles Laver
                                                   ----------------------------
                                                   Charles Laver, Director


                  Date:    September 22nd, 2003        /s/ Bill Vee Anderson
                                                   ----------------------------
                                                   Bill Vee Anderson, Director