Form 10QSB
period 2003-09-30
GARB OIL & POWER CORP
filed 2003-11-12
CIK 798371

FORM 10-QSB


         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003



         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________.


                           Commission File No. 0-14859


                         GARB OIL AND POWER CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             UTAH                                        87-0296694
   -------------------------------                 --------------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)



                        1588 South Main Street, Suite 200
                           Salt Lake City, Utah 84115
                     ---------------------------------------
                    (Address of Principal Executive Offices)


                    Issuer's Telephone Number: (801) 832-9865


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes [X] No[ ] (2) Yes [X] No [ ]




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 2003
                               ------------------
                                   20,000,000




                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets



                                                      ASSETS


                                                                             September 30,           June 30,
                                                                                  2003                 2003
                                                                             -------------         -------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                                      $         292         $           -
   Prepaid expenses                                                                    300                   300
                                                                             -------------         -------------
     Total Current Assets                                                              592                   300
                                                                             -------------         -------------
PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              30,099                30,099
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (50,460)              (50,103)
                                                                             -------------         -------------
     Total Property and Equipment                                                    1,819                 2,176
                                                                             -------------         -------------
OTHER ASSETS

   Assets held for resale                                                           30,232                30,232
   Patents - net of accumulated amortization                                             -                     -
                                                                             -------------         -------------
     Total Other Assets                                                             30,232                30,232
                                                                             -------------         -------------
     TOTAL ASSETS                                                            $      32,643         $      32,708
                                                                             =============         =============


            The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                             September 30,           June 30,
                                                                                  2003                 2003
                                                                             -------------         -------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                                            $           -         $         134
   Customer deposit                                                                 10,000                10,000
   Accounts payable and accrued expenses                                            67,118                58,347
   Notes payable                                                                    60,000                60,000
   Notes payable - related parties                                                 609,639               590,188
   Accrued interest                                                                  8,085                 6,585
   Accrued interest- related parties                                               306,812               293,181
   Wages payable                                                                   564,000               552,000
   Equity options and liabilities                                                      461                   805
                                                                             -------------         -------------
     Total Current Liabilities                                                   1,626,115             1,571,240
                                                                             -------------         -------------
     Total Liabilities                                                           1,626,115             1,571,240
                                                                             -------------         -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,654,811             2,654,811
   Treasury stock; 126,500 shares at cost                                          (10,455)              (10,455)
   Accumulated deficit - prior to development stage                                (27,178)              (27,178)
   Accumulated deficit during the development stage                             (4,210,650)           (4,155,710)
                                                                             -------------         -------------
     Total Stockholders' Equity (Deficit)                                       (1,593,472)           (1,538,532)
                                                                             -------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $      32,643         $      32,708
                                                                             =============         =============


            The accompanying notes are an integral part of these consolidated financial statements.

                                                        4

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                   (Unaudited)


                                                                                                         From
                                                                                                   Inception of the
                                                                                                      Development
                                                                                                       Stage on
                                                                                                      January 14,
                                                                For the Three Months Ended           1981 Through
                                                                       September 30,                 September 30,
                                                                  2003               2002                 2003
                                                             -------------       -------------       -------------
REVENUES

   Tire sales                                                $           -       $     157,785       $     273,332
   Equipment sales                                                       -                   -             595,723
   Other revenues                                                        -                   -             402,333
                                                             -------------       -------------       -------------
     Total Revenues                                                      -             157,785           1,271,388
                                                             -------------       -------------       -------------
COST OF SALES                                                            -             103,101             182,165
                                                             -------------       -------------       -------------
GROSS MARGIN                                                             -              54,684           1,089,223
                                                             -------------       -------------       -------------
EXPENSES

   Cost of equipment                                                     -                   -             473,837
   Bad debt                                                              -                   -             266,750
   Salary and wages                                                 21,808              20,500           1,780,512
   Sales commissions                                                     -               5,717              33,502
   Office                                                            1,740               1,773             175,888
   Rent                                                              2,850               2,850             285,606
   Telephone                                                           755                 708             119,081
   Professional fees                                                 7,073                 870             538,131
   Finders' fee                                                          -                   -             145,000
   Insurance                                                         2,261               1,688             110,090
   Taxes and licenses                                                  791                 879             122,514
   Travel                                                               17                   -             234,941
   Promotion and entertainment                                           -                   -              14,053
   Testing                                                               -                   -              27,073
   Advertising                                                           -               1,471             166,358
   Amortization                                                          -                   -              54,260
   Depreciation                                                        357                 773              74,425
   Consulting fee                                                        -                   -              19,737
   Stockholders' meetings                                                -                   -                 670
   Parking                                                               -                   -              11,544
Subcontractors                                                           -                   -              40,138
   Auto expense                                                          -                  22               5,365
   Repairs and maintenance                                               -                   -               4,675
   Other                                                             2,501              27,348             113,455
                                                             -------------       -------------       -------------
     Total Expenses                                          $      40,153       $      64,599       $   4,817,605
                                                             -------------       -------------       -------------



            The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                 Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued)
                                                   (Unaudited)


                                                                                                         From
                                                                                                   Inception of the
                                                                                                      Development
                                                                                                       Stage on
                                                                                                      January 14,
                                                                For the Three Months Ended           1981 Through
                                                                       September 30,                 September 30,
                                                                  2003               2002                 2003
                                                             -------------       -------------       -------------
OPERATING LOSS                                               $     (40,153)      $      (9,915)      $  (3,728,382)
                                                             -------------       -------------       -------------
OTHER INCOME (EXPENSES)

   Write-off and abandonment of assets                                   -                   -            (431,690)
   Gain (loss) on sale of assets                                         -                   -             192,031
   Interest income                                                       -                 163             147,973
   Interest expense                                                (15,131)            (12,043)           (441,546)
   Minority interest in losses of subsidiary                             -                   -               5,383
   Income from expired option                                            -                   -             150,000
   Income on equity option liability                                   344                   -               4,483
                                                             -------------       -------------       -------------
     Total Other Income (Expense)                                  (14,787)            (11,880)           (373,366)
                                                             -------------       -------------       -------------
LOSS BEFORE EXTRAORDINARY ITEMS                                    (54,940)            (21,795)         (4,101,748)
                                                             -------------       -------------       -------------
EXTRAORDINARY ITEMS

   Loss on extinguishment of debt                                        -                   -            (116,212)
   Gain on forgiveness of debt                                           -                   -               7,310
                                                             -------------       -------------       -------------
     Total Extraordinary Gain (Loss)                                     -                   -            (108,902)
                                                             -------------       -------------       -------------
NET LOSS                                                     $     (54,940)      $     (21,795)      $  (4,210,650)
                                                             =============       =============       =============
BASIC (LOSS) PER SHARE                                       $       (0.00)      $       (0.00)
                                                             =============       =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       $  20,000,000       $  20,000,000
                                                             =============       =============


            The accompanying notes are an integral part of these consolidated financial statements.

                                                         6

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                Deficit
                                                                 Unrealized                   Accumulated
                                                                  Gain on                     During the
                                             Common Stock       Investment     Accumulated    Development        Treasury Stock
                                         Shares       Amount   in Securities    Deficit         Stage          Shares     Amount
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, January 14, 1981              12,833,333  $    61,894  $         -  $    (27,178)  $           -            -  $         -

Stock issued to satisfy current
 liabilities:
June 1983 - $2.94 per share                82,000      240,889            -             -               -            -            -

Stock issued to satisfy related
 party liabilities:
November 1993-$0.20 per share              64,310       12,882            -             -               -            -            -
December 1993-$0.14 per share              87,000       12,200            -             -               -            -            -
November 1994-$0.21 per share              25,000        5,342            -             -               -            -            -

Stock issued for services:
May 1981-$0.20 per share                    5,000        8,000            -             -               -            -            -
May 1983-$1.50 per share                   50,000       75,000            -             -               -            -            -
August 1992-$0.15 per share                25,000        3,750            -             -               -            -            -
December 1992-$0.15 per share               4,000          600            -             -               -            -            -
November 1994-$0.21 per share               4,000          855            -             -               -            -            -
January 1995-$0.21 per share               76,167       16,276            -             -               -            -            -
February 1995-$0.21 per share              10,000        2,137            -             -               -            -            -

Stock issued for cash:
March 1981-$0.70 per share                 10,000        7,000            -             -               -            -            -
April 1981-$0.42 per share                192,834       80,000            -             -               -            -            -
June 1981-$1.31 per share                  27,518       35,945            -             -               -            -            -
March 1983-$0.75 per share                 14,000       10,500            -             -               -            -            -
April 1983-$1.00 per share                 50,000       50,000            -             -               -            -            -
June 1983-$3.04 per share                  30,000       91,272            -             -               -            -            -
September 1984-$1.00 per share            200,000      200,000            -             -               -            -            -
November 1984-$0.95 per share             105,470      100,000            -             -               -            -            -
April 1986-$1.27 per share                770,000      980,000            -             -               -            -            -
May 1992-$0.234 per share                 208,334       50,000            -             -               -            -            -
December 1992-$0.15 per share              50,000        7,500            -             -               -            -            -
February 1993-$0.15 per share             100,000       15,000            -             -               -            -            -
March 1993-$0.15 per share                100,000       15,000            -             -               -            -            -
May 1993-$0.15 per share                  100,000       15,000            -             -               -            -            -
June 1993-$0.25 per share                 100,000       25,000            -             -               -            -            -
August 1993-$0.20 per share               100,000       20,000            -             -               -            -            -
October 1993-$0.07 to $0.15
 per share                                250,000       25,000            -             -               -            -            -
November 1993-$0.25 per share              20,000        5,000            -             -               -            -            -
December 1993-$0.15 to $0.20
 per share                                180,000       32,500            -             -               -            -            -
January 1994-$0.25 per share               20,000        5,000            -             -               -            -            -
February 1995-$0.20 per share              50,000       10,000            -             -               -            -            -
March 1995-$0.20 to $0.22
 per share                                263,000       56,500            -             -               -            -            -
May 1995-$0.25 per share                   20,000        5,000            -             -               -            -            -
June 1995-$0.20 per share                  25,000        5,000            -             -               -            -            -

Contributed capital                             -      356,402            -             -               -            -            -

Purchase of treasury stock                      -            -            -             -               -       10,000      (10,009)
Retirement of treasury stock              (10,000)     (10,009)           -             -               -      (10,000)      10,009

Net loss from January 14, 1981
 through June 30, 1995                          -            -            -             -      (2,829,005)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 1995                 16,241,966  $ 2,632,435  $         -  $    (27,178)  $  (2,829,005)           -  $         -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------

            The accompanying notes are an integral part of these consolidated financial statements.


                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                Deficit
                                                                 Unrealized                   Accumulated
                                                                  Gain on                     During the
                                             Common Stock       Investment     Accumulated    Development        Treasury Stock
                                         Shares       Amount   in Securities    Deficit         Stage          Shares     Amount
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 1995                 16,241,966  $ 2,632,435  $         -  $    (27,178)  $  (2,829,005)           -  $         -

Stock issued for services:
September 1995-$0.13 per share             20,000        2,684            -             -               -            -            -

Stock issued for cash:
July 1995-$0.25 per share                  40,000       10,000            -             -               -            -            -

December 1995-$0.10 per share             250,000       25,000            -             -               -            -            -

May 1996-$0.12 to $0.25 per share          90,000       16,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1996                                  -            -            -             -        (124,871)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 1996                 16,641,966    2,686,119            -       (27,178)     (2,953,876)           -            -

Stock issued for services:
May 1997-$0.15 per share                   86,333       12,949            -             -               -            -            -

Stock issued for cash:
January 1997-$0.15 per share              300,000       45,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1997                                  -            -            -             -        (177,298)           -            -

Balance June 30, 1997                  17,028,299    2,744,068            -       (27,178)     (3,131,174)           -            -

Net loss for the period ended
 June 30, 1998                                  -            -            -             -        (217,439)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1998                  17,028,299    2,744,068            -       (27,178)     (3,348,613)           -            -

Stock issued for services:
October 1998-$0.09 per share                5,000          450            -             -               -            -            -

Stock issued for cash
January 1999-$0.05 to $0.10
 per share                                770,000       47,000            -             -               -            -            -

February 1999-$0.10 per share             130,000       13,000            -             -               -            -            -

Distribution from majority
 shareholder                                    -     (473,060)           -             -               -            -            -

Change in unrealized gain on
 investment in securities,
 net of tax                                     -            -      290,625             -               -            -            -

Net loss for the period ended
 June 30, 1999                                  -            -            -             -        (123,519)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------

            The accompanying notes are an integral part of these consolidated financial statements.


                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                Deficit
                                                                 Unrealized                   Accumulated
                                                                  Gain on                     During the
                                             Common Stock       Investment     Accumulated    Development        Treasury Stock
                                         Shares       Amount   in Securities    Deficit         Stage          Shares     Amount
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -

Issuance of common stock for
 lost treasury shares at $0.10 per
 share                                     10,000        1,000            -             -               -            -            -

Change in unrealized gain on
 investment in securities,
 net of tax                                     -            -     (207,681)            -               -            -            -

Net income for the period ended
 June 30, 2000                                  -            -            -             -         177,022            -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2000                 17,943,299    2,332,458       82,944       (27,178)     (3,295,110)           -            -

Issuance of common stock for
 available for sale securities          2,056,701      300,000            -             -               -            -            -

Purchase of treasury stock                      -            -            -             -               -      485,000      (45,858)

Issued treasury stock for
 available for sale securities                  -       22,353            -             -               -     (200,000)      19,516

Issued treasury stock for services              -            -            -             -               -     (100,000)       9,758

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -     (123,469)            -               -            -            -

Net loss for the period
 ended June 30, 2001                            -            -            -             -        (320,573)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2001                 20,000,000    2,654,811      (40,525)      (27,178)     (3,615,683)     185,000      (16,584)

Change in treasury stock                        -            -            -             -               -      (58,500)       6,129

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -       40,525             -               -            -            -

Net loss for the period ended
 June 30, 2002                                  -            -            -             -        (370,418)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2002                 20,000,000    2,654,811            -       (27,178)     (3,986,101)     126,500      (10,455)

Net loss for the period ended
 June 30, 2003                                  -            -            -             -        (169,609)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2003                 20,000,000    2,654,811            -       (27,178)     (4,155,710)     126,500      (10,455)

Net loss for the period ended
 September 30, 2003 (unaudited)                 -            -            -             -         (54,940)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, September 30, 2003
 (unaudited)                           20,000,000  $ 2,654,811  $         -  $    (27,178)  $  (4,210,650)     126,500  $   (10,455)
                                       ==========  ===========  ===========  ============   =============      =======  ===========


            The accompanying notes are an integral part of these consolidated financial statements.

                                                      9

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                                               From
                                                                                                        Inception of the
                                                                                                           Development
                                                                                                            Stage on
                                                                                                           January 14,
                                                                       For the Three Months Ended          1981 Through
                                                                             September 30,                 September 30,
                                                                        2003                2002               2003
                                                                    ------------        ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       $    (54,940)       $    (21,795)      $  (4,210,650)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                           357                 773             128,685
     Bad debt expense                                                          -                   -             266,500
     Gain on sale of asset                                                     -                   -              (5,364)
     Loss on sale of available-for-sale securities                             -                   -             101,574
     Write-off and abandonment of assets                                       -                   -             431,690
     Loss on extinguishment of debt                                            -                   -             116,212
     Stock issued for services and interest                                    -                   -             122,701
     Treasury stock issued for services                                        -                   -              19,163
     Available for sale securities issued for services                         -                   -              52,560
     Treasury stock expensed                                                   -                   -               1,000
   Changes in current assets and liabilities:
     Accrued interest receivable                                               -                   -             (24,250)
     Accounts receivable                                                       -                   -              11,645
     Accounts receivable - related party                                       -                   -            (150,344)
     Contract receivable                                                       -                   -            (242,500)
     Restricted cash                                                           -             103,338                   -
     Income tax refund receivable                                              -                   -                 537
     Inventory                                                                 -                   -              62,494
     Prepaid expenses                                                          -                   -                (300)
     Accounts payable and accrued expenses                                 8,771               1,328              53,985
     Deferred income                                                           -            (157,785)            (22,000)
     Advances payable - related party                                          -                   -            (120,106)
     Accrued payroll                                                      12,000              12,000             564,000
     Accrued interest payable and accrued interest
      payable-related party                                               15,131              10,897             505,560
     Equity option liability                                                (344)                  -                 461
     Other current liabilities                                                 -                   -             250,954
                                                                    ------------        ------------       -------------
       Net Cash Used by Operating Activities                             (19,025)            (51,244)         (2,085,793)
                                                                    ------------        ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction in progress                                                    -                   -          (2,937,790)
   Cash acquired from Garbalizer Machinery                                     -                   -                 899
   Net (advances) payments (to)/from related party                             -                   -            (148,526)
   Increase (decrease) of other assets                                         -                   -          (1,956,733)
   Purchase of property and equipment                                          -                   -             (69,730)
   Purchase of treasury stock                                                  -                   -             (59,143)
   Proceeds from sale of available for sale securities                         -                   -             367,734
   Proceeds from sales of assets                                               -                   -               9,500
                                                                    ------------        ------------       -------------
       Net Cash Provided (Used) by Investing Activities             $          -        $          -       $  (4,793,789)
                                                                    ------------        ------------       -------------


            The accompanying notes are an integral part of these consolidated financial statements.


                              GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      (A Development Stage Company)
                            Consolidated Statements of Cash Flows (Continued)
                                               (Unaudited)

                                                                                                               From
                                                                                                        Inception of the
                                                                                                           Development
                                                                                                            Stage on
                                                                                                           January 14,
                                                                       For the Three Months Ended          1981 Through
                                                                             September 30,                 September 30,
                                                                        2003                2002               2003
                                                                    ------------        ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                   $       (134)       $          -       $           -
   Proceeds from notes payable -related party                             19,451                   -             319,534
   Proceeds from notes payable                                                 -                   -              60,000
   Proceeds from bank loans                                                    -                   -           4,636,647
   Sale of common stock                                                        -                   -           2,007,217
   Contribution to capital by parent company                                   -                   -             356,402
   Principal payments on bank loans                                            -                   -            (500,000)
                                                                    ------------        ------------       -------------
     Net Cash Provided by Financing Activities                            19,317                   -           6,879,800
                                                                    ------------        ------------       -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                            292             (51,244)                218

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                           -              55,800                  74
                                                                    ------------        ------------       -------------
NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                      $        292        $      4,556       $         292
                                                                    ------------        ------------       -------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Treasury stock issued for available for
    sale securities                                                 $          -        $          -       $      41,869
   Common stock issued for available
    for sale securities                                             $          -        $          -       $     300,000
   Related party payable issued for available
    for sale securities                                             $          -        $          -       $     180,000
   Securities issued for debt                                       $          -        $          -       $      70,000
   Treasury stock issued for services                               $          -        $          -       $      19,163
   Stock issued for services and interest                           $          -        $          -       $     122,701
   Available for sale securities issued for services                $          -        $          -       $      52,560

   Cash paid for interest                                           $          -        $          -       $     156,745
   Cash paid for income taxes                                       $          -        $          -       $           -


                         The accompanying notes are an integral part of these consolidated financial statements.

                                                                   11

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      September 30, 2003 and June 30, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company`s most recent audited financial statements and notes thereto included in its June 30, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - MATERIAL EVENT

         The Company borrowed an additional $19,451 from a related party during the quarter ended September 30, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.


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

         The Company received no revenues during the fiscal quarter ended September 30, 2003 and at the end of the period its current liabilities exceeded its total assets by approximately $1,625,523. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2003. There may not be more sales during fiscal 2003, however, the company has received a deposit from a customer and is close to closing a substantial sale as of September 30, 2003. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of September 30, 2003 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe.

         All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America. All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of September 30, 2003, the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at September 30, 2003, had not completed the "hot test" which would further prove if the process could be viable. As of September 30, 2003, the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of September 30, 2003, both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

Research and Development

         During the periods ended September 30, 2003 and 2002, the Company has not expended any funds on research and development activities.

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

         At September 30, 2003, the Company had a deficit in working capital of $1,625,523 and a current ratio (current assets to current liabilities) of approximately .00036. At September 30, 2002, the Company had a deficit in working capital of $1,570,940 and a current ratio of approximately .00019.

         Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.


Forward Looking Statement.

Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the success of our research and development efforts; our ability to develop acceptable products; our ability to raise capital; and the growth in demand for new and advanced semiconductor materials; and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange
Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; the development of materials and/or products that may be superior to the materials and products developed by the Company; demand for the Company's materials and products; competition; changes in the quality or composition of the Company's materials and products; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, materials, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.


Item 3. Controls and Procedures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None; not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         See the heading "Plan of Operations" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report.

Item 3.  Defaults Upon Senior Securities.

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.  Other Information.

         None; not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Section  Exhibit
                    No.      No.         Description               Location
                 -------  -------  -------------------------   -----------------
                   31       31.1    Certification of Chief      Filed herewith
                                    Executive Officer of
                                    Periodic Report pursuant
                                    to Rule 13a-14a and
                                    Rule 15d-14(a)

                   31       31.2    Certification of Chief      Filed herewith
                                    Financial Officer of
                                    Periodic Report
                                    pursuant to Rule
                                    13a-14a and Rule
                                    15d-14(a)

                   32       32.1    Certification of Chief      Filed herewith
                                    Executive Officer and
                                    Chief Financial Officer
                                    pursuant to 18 U.S.C.
                                    - Section 1350

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Garb Oil & Power Corporation


Date: 11/11/03                                  By: /s/  John C Brewer
                                                   -----------------------------
                                                    John C Brewer, President
                                                    Principal Executive Officer


Date: 11/11/03                                  By: /s/  Charles Laver
                                                   -----------------------------
                                                    Charles Laver, Treasurer
                                                    Principal Financial and
                                                    Accounting Officer