Form 10QSB
period 2003-12-31
GARB OIL & POWER CORP
filed 2004-02-12
CIK 798371

FORM 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


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

                     (1) Yes [X] No [ ] (2) Yes [X] No [ ]




                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS


                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                December 31, 2003
                               -------------------
                                   20,000,000




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

                                December 31, 2003

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets



                                                     ASSETS


                                                                            December 31,           June 30,
                                                                                2003                 2003
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                                  $               -     $               -
   Prepaid expenses                                                                    300                   300
                                                                         -----------------     -----------------
     Total Current Assets                                                              300                   300
                                                                         -----------------     -----------------
PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              30,099                30,099
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (51,126)              (50,103)
                                                                         -----------------     -----------------
     Total Property and Equipment                                                    1,153                 2,176
                                                                         -----------------     -----------------

OTHER ASSETS

   Assets held for resale                                                           30,232                30,232
   Patents - net of accumulated amortization                                             -                     -
                                                                         -----------------     -----------------
     Total Other Assets                                                             30,232                30,232
                                                                         -----------------     -----------------
     TOTAL ASSETS                                                        $          31,685     $          32,708
                                                                         =================     =================



                 The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            December 31,           June 30,
                                                                                2003                 2003
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES
   Cash overdraft                                                        $           1,254     $             134
   Customer deposit                                                                 35,000                10,000
   Accounts payable and accrued expenses                                            59,785                58,347
   Notes payable                                                                    60,000                60,000
   Notes payable - related parties                                                 613,689               590,188
   Accrued interest                                                                 19,501                 6,585
   Accrued interest- related parties                                               308,672               293,181
   Wages payable                                                                   576,000               552,000
   Equity options and liabilities                                                        -                   805
                                                                         -----------------     -----------------
     Total Current Liabilities                                                   1,673,901             1,571,240
                                                                         -----------------     -----------------
     Total Liabilities                                                           1,673,901             1,571,240
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,654,811             2,654,811
   Treasury stock; 126,500 shares at cost                                          (10,455)              (10,455)
   Accumulated deficit - prior to development stage                                (27,178)              (27,178)
   Accumulated deficit during the development stage                             (4,259,394)           (4,155,710)
                                                                         -----------------     -----------------
     Total Stockholders' Equity (Deficit)                                       (1,642,216)           (1,538,532)
                                                                         -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $          31,685     $          32,708
                                                                         =================     =================



                 The accompanying notes are an integral part of these consolidated financial statements.

                                                             5

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                  Inception of the
                                                                                                                     Development
                                                                                                                       Stage on
                                                                                                                      January 14,
                                           For the Three Months Ended           For the Six Months Ended             1981 Through
                                                  December 31,                       December 31,                    December 31,
                                             2003             2002                2003             2002                   2003
                                        --------------    --------------     ---------------   --------------      ---------------
REVENUES
   Tire sales                           $            -    $            -     $             -   $      157,785      $       273,332
   Equipment sales                                   -                 -                   -                -              595,723
   Other revenues                                    -                 -                   -                -              402,333
                                        --------------    --------------     ---------------   --------------      ---------------
     Total Revenues                                  -                 -                   -          157,785            1,271,388
                                        --------------    --------------     ---------------   --------------      ---------------
COST OF SALES                                        -                 -                   -         (103,101)            (182,165)
                                        --------------    --------------     ---------------   --------------      ---------------
GROSS MARGIN                                         -                 -                   -           54,684            1,089,223
                                        --------------    --------------     ---------------   --------------      ---------------
EXPENSES

   Cost of equipment                                 -                 -                   -                               473,837
   Bad debt                                          -                 -                   -                               266,750
   Salary and wages                             21,154            20,500              42,962           41,000            1,801,666
   Sales commissions                                 -                 -                   -            5,717               33,502
   Office                                          360             2,003               2,100            3,776              176,248
   Rent                                          2,850             2,850              5,700             5,700              288,456
   Telephone                                       432             1,141               1,187            1,849              119,513
   Professional fees                             1,656             9,881               8,729           10,751              539,787
   Finders' fee                                      -                 -                   -                -              145,000
   Insurance                                     1,865             1,697               4,126            3,385              111,955
   Taxes and licenses                              712               651               1,503            1,530              123,226
   Travel                                        1,247               273               1,264              273              236,188
   Promotion and entertainment                      17                 -                  17                -               14,070
   Testing                                           -                 -                   -                -               27,073
   Advertising                                     150                 -                 150            1,471              166,508
   Amortization                                      -                 -                   -                -               54,260
   Depreciation                                    666               773               1,023            1,546               75,091
   Consulting fee                                    -                 -                   -                -               19,737
   Stockholders' meetings                            -                 -                   -                -                  670
   Parking                                           -                 -                   -                -               11,544
   Subcontractors                                    -                 -                   -                -               40,138
   Auto expense                                      -               334                   -              356                5,365
   Repairs and maintenance                          69                69                  69               69                4,744
   Other                                           501             3,561               3,002           30,924              113,956
                                        --------------    --------------     ---------------   --------------      ---------------
     Total Expenses                     $       31,679    $       43,733     $        71,832   $      108,347      $     4,849,284
                                        --------------    --------------     ---------------   --------------      ---------------


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

                                                                                                                         From
                                                                                                                  Inception of the
                                                                                                                     Development
                                                                                                                       Stage on
                                                                                                                      January 14,
                                           For the Three Months Ended           For the Six Months Ended             1981 Through
                                                  December 31,                       December 31,                    December 31,
                                             2003             2002                2003             2002                   2003
                                        --------------    --------------     ---------------   --------------      ---------------
OPERATING LOSS                          $      (31,679)   $      (43,733)    $       (71,832)  $      (53,663)     $    (3,760,061)
                                        --------------    --------------     ---------------   --------------      ---------------
OTHER INCOME (EXPENSES)

   Write-off and abandonment of
     assets                                          -                 -                   -                -             (431,690)
   Gain (loss) on sale of assets                     -                 -                   -                -              192,031
   Interest income                                   -                 -                   -              163              147,973
   Interest expense                            (16,719)          (15,013)            (31,852)         (27,041)            (458,267)
   Minority interest in losses of
     subsidiary                                      -                 -                   -                -                5,383
   Income from expired option                        -                 -                   -                -              150,000
   Income on equity option liability              (344)                -                   -                -                4,139
                                        --------------    --------------     ---------------   --------------      ---------------
     Total Other Income (Expense)              (17,063)          (15,013)            (31,852)         (26,878)            (390,431)
                                        --------------    --------------     ---------------   --------------      ---------------
LOSS BEFORE EXTRAORDINARY ITEMS                (48,742)          (58,421)           (103,684)         (80,541)          (4,150,492)
                                        --------------    --------------     ---------------   --------------      ---------------

EXTRAORDINARY ITEMS

   Loss on extinguishment of debt                    -                 -                   -                -             (116,212)
   Gain on forgiveness of debt                       -                 -                   -                -                7,310
                                        --------------    --------------     ---------------   --------------      ---------------

     Total Extraordinary Gain (Loss)                 -                 -                   -                -             (108,902)
                                        --------------    --------------     ---------------   --------------      ---------------

NET LOSS                                $      (48,742)   $      (58,746)    $      (103,684)  $      (80,541)     $    (4,259,394)
                                        ==============    ==============     ===============   ==============      ===============

BASIC (LOSS) PER SHARE                  $        (0.00)   $        (0.00)    $          0.00   $        (0.00)
                                        ==============    ==============     ===============   ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      20,000,000        20,000,000          20,000,000       20,000,000
                                        ==============    ==============     ===============   ==============


                        The accompanying notes are an integral part of these consolidated financial statements.

                                                                7

                                            GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                         (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                              Deficit
                                                                 Unrealized                 Accumulated
                                            Common Stock           Gain on                   During the          Treasury Stock
                                       -----------------------   Investment   Accumulated    Development      ---------------------
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

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                              Deficit
                                                                 Unrealized                 Accumulated
                                            Common Stock           Gain on                   During the          Treasury Stock
                                       -----------------------   Investment   Accumulated    Development      ---------------------
                                         Shares      Amount    in Securities    Deficit         Stage          Shares     Amount
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 1995                 16,241,966  $ 2,632,435  $         -  $    (27,178)  $  (2,829,005)           -  $         -

Stock issued for services:
September 1995-$0.13 per share             20,000        2,684            -             -               -            -            -

Stock issued for cash:
July 1995-$0.25 per share                  40,000       10,000            -             -               -            -            -
December 1995-$0.10 per share             250,000       25,000            -             -               -            -            -
May 1996-$0.12 to $0.25 per
 share                                     90,000       16,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1996                                  -            -            -             -        (124,871)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 1996                 16,641,966    2,686,119            -       (27,178)     (2,953,876)           -            -

Stock issued for services:
May 1997-$0.15 per share                   86,333       12,949            -             -               -            -            -

Stock issued for cash:
January 1997-$0.15 per share              300,000       45,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1997                                  -            -            -             -        (177,298)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1997                  17,028,299    2,744,068            -       (27,178)     (3,131,174)           -            -

Net loss for the period ended
 June 30, 1998                                  -            -            -             -        (217,439)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1998                  17,028,299    2,744,068            -       (27,178)     (3,348,613)           -            -

Stock issued for services:
October 1998-$0.09 per share                5,000          450            -             -               -            -            -

Stock issued for cash
January 1999-$0.05 to $0.10
 per share                                770,000       47,000            -             -               -            -            -
February 1999-$0.10 per share             130,000       13,000            -             -               -            -            -

Distribution from majority
 shareholder                                    -     (473,060)           -             -               -            -            -

Change in unrealized gain on
 investment in securities, net of tax           -            -      290,625             -               -            -            -

Net loss for the period ended
 June 30, 1999                                  -            -            -             -        (123,519)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------


                        The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                              Deficit
                                                                 Unrealized                 Accumulated
                                            Common Stock           Gain on                   During the          Treasury Stock
                                       -----------------------   Investment   Accumulated    Development      ---------------------
                                         Shares      Amount    in Securities    Deficit         Stage          Shares     Amount
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -

Issuance of common stock for
 lost treasury shares at $0.10 per
 share                                     10,000        1,000            -             -               -            -            -

Change in unrealized gain on
 investment in securities,
 net of tax                                     -            -     (207,681)            -               -            -            -

Net income for the period ended
 June 30, 2000                                  -            -            -             -         177,022            -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2000                 17,943,299    2,332,458      82,944        (27,178)     (3,295,110)           -            -

Issuance of common stock for
 available for sale securities          2,056,701      300,000            -             -               -            -            -

Purchase of treasury stock                      -            -            -             -               -      485,000      (45,858)

Issued treasury stock for
 available for sale securities                  -       22,353            -             -               -     (200,000)      19,516

Issued treasury stock for services              -            -            -             -               -     (100,000)       9,758

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -     (123,469)            -               -            -            -

Net loss for the period
 ended June 30, 2001                            -            -            -             -        (320,573)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2001                 20,000,000    2,654,811      (40,525)      (27,178)     (3,615,683)     185,000      (16,584)

Change in treasury stock                        -            -            -             -               -      (58,500)       6,129

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -       40,525             -               -            -            -

Net loss for the period ended
 June 30, 2002                                  -            -            -             -        (370,418)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2002                 20,000,000    2,654,811            -       (27,178)     (3,986,101)     126,500      (10,455)

Net loss for the period ended
 June 30, 2003                                  -            -            -             -        (169,609)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, June 30, 2003                 20,000,000    2,654,811            -       (27,178)     (4,155,710)     126,500      (10,455)

Net loss for the period ended
 December 31, 2003 (unaudited)                  -            -            -             -        (103,684)           -            -
                                       ----------  -----------  -----------  ------------   -------------     --------  -----------
Balance, December 31, 2003
 (unaudited)                           20,000,000  $ 2,654,811  $         -  $    (27,178)  $  (4,259,394)     126,500  $   (10,455)
                                       ==========  ===========  ===========  ============   =============     ========  ===========


                        The accompanying notes are an integral part of these consolidated financial statements.

                                                                 10

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                            From
                                                                                                       Inception of the
                                                                                                          Development
                                                                                                          Stage on
                                                                    For the Six Months Ended             January 14,
                                                                            December 31,                 1981 Through
                                                               -------------------------------------     December 31,
                                                                       2003                2002               2003
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                  $         (103,684) $         (80,541)  $      (4,259,394)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                          1,023              1,546             129,351
     Bad debt expense                                                           -                  -             266,500
     Gain on sale of asset                                                      -                  -              (5,364)
     Loss on sale of available-for-sale securities                              -                  -             101,574
     Write-off and abandonment of assets                                        -                  -             431,690
     Loss on extinguishment of debt                                             -                  -             116,212
     Stock issued for services and interest                                     -                  -             122,701
     Treasury stock issued for services                                         -                  -              19,163
     Available for sale securities issued for services                          -                  -              52,560
     Treasury stock expensed                                                    -                  -               1,000
   Changes in current assets and liabilities:
     Accrued interest receivable                                                -                  -             (24,250)
     Accounts receivable                                                        -                  -              11,645
     Accounts receivable - related party                                        -                  -            (150,344)
     Contract receivable                                                        -                  -            (242,500)
     Restricted cash                                                            -            103,338                   -
     Income tax refund receivable                                               -                  -                 537
     Inventory                                                                  -                  -              62,494
     Prepaid expenses                                                           -                  -                (300)
     Accounts payable and accrued expenses                                 26,437              3,825              70,401
     Deferred income                                                            -           (157,785)            (22,000)
     Advances payable - related party                                           -                  -            (120,106)
     Accrued payroll                                                       24,000             24,000             576,000
     Accrued interest payable and accrued interest
      payable-related party                                                28,408             21,492             518,837
     Equity option liability                                                 (805)                 -                   -
     Other current liabilities                                                  -                  -             250,954
                                                               ------------------  -----------------   -----------------
       Net Cash Used by Operating Activities                              (24,621)           (84,125)         (2,090,135)
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Construction in progress                                                     -                  -          (2,937,790)
   Cash acquired from Garbalizer Machinery                                      -                  -                 899
   Net (advances) payments (to)/from related party                              -                  -            (148,526)
   Increase (decrease) of other assets                                          -                  -          (1,956,733)
   Purchase of property and equipment                                           -                  -             (69,730)
   Purchase of treasury stock                                                   -                  -             (59,143)
   Proceeds from sale of available for sale securities                          -                  -             367,734
   Proceeds from sales of assets                                                -                  -               9,500
                                                               ------------------  -----------------   -----------------
       Net Cash Provided (Used) by Investing Activities        $                -  $               -   $      (4,793,789)
                                                               ------------------  -----------------   -----------------


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

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                            From
                                                                                                       Inception of the
                                                                                                          Development
                                                                                                          Stage on
                                                                    For the Six Months Ended             January 14,
                                                                            December 31,                 1981 Through
                                                               -------------------------------------     December 31,
                                                                       2003                2002               2003
                                                               ------------------  -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                              $           (1,120) $               -   $               -
   Proceeds from notes payable -related party                              23,501             30,500             323,584
   Proceeds from notes payable                                                  -                  -              60,000
   Proceeds from bank loans                                                     -                  -           4,636,647
   Sale of common stock                                                         -                  -           2,007,217
   Contribution to capital by parent company                                    -                  -             356,402
   Principal payments on bank loans                                             -                  -            (500,000)
                                                               ------------------  -----------------   -----------------
     Net Cash Provided by Financing Activities                             24,621             30,500           6,883,850
                                                               ------------------  -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                               -            (53,625)                (74)

NET CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                            -             55,800                  74
                                                               ------------------  -----------------   -----------------
NET CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                 $                -  $           2,175   $               -
                                                               ==================  =================   =================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Treasury stock issued for available for
    sale securities                                            $                -  $               -   $          41,869
   Common stock issued for available
    for sale securities                                        $                -  $               -   $         300,000
   Related party payable issued for available
    for sale securities                                        $                -  $               -   $         180,000
   Securities issued for debt                                  $                -  $               -   $          70,000
   Treasury stock issued for services                          $                -  $               -   $          19,163

   Cash paid for interest                                      $                -  $               -   $         156,745
   Cash paid for income taxes                                  $                -  $               -   $               -



                        The accompanying notes are an integral part of these consolidated financial statements.

                                                              12

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       December 31, 2003 and June 30, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

NOTE 3 - MATERIAL EVENT

         The Company borrowed an additional $1,050 from a related party during the quarter ended December 31, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         A. Results of Operations

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.
         The Company received no revenues during the fiscal quarter ended December 31, 2003 and at the end of the period its current liabilities exceeded its total assets by $1,642,216. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2003. There may not be more sales during fiscal 2003, however, the company has received a deposit from a customer and is close to closing a substantial sale as of December 31, 2003. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of December 31, 2003 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and

         Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of December 31, 2003, the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at December 31, 2003, had not completed the "hot test" which would further prove if the process could be viable. As of December 31, 2003, the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of December 31, 2003, both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

Research and Development

         During the periods ended December 31, 2003 and 2002, the Company has not expended any funds on research and development activities.

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

         At December 31, 2003, the Company had a deficit in working capital of $1,673,601 and a current ratio (current assets to current liabilities) of approximately .00018. At December 31, 2002, the Company had a deficit in working capital of $1,570,940 and a current ratio of approximately .00019.

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

         (a)      Exhibits.

                  Section  Exhibit
                    No.      No.         Description               Location
                 -------  -------  -------------------------   -----------------
                   31       31.1    Certification of Chief      Filed herewith
                                    Executive Officer of
                                    Periodic Report pursuant
                                    to Rule 13a-14a and
                                    Rule 15d-14(a)

                   31       31.2    Certification of Chief      Filed herewith
                                    Financial Officer of
                                    Periodic Report
                                    pursuant to Rule
                                    13a-14a and Rule
                                    15d-14(a)

                   32       32.1    Certification of Chief      Filed herewith
                                    Executive Officer and
                                    Chief Financial Officer
                                    pursuant to 18 U.S.C.
                                    - Section 1350

         (b)      Reports on Form 8-K.

                  None.

 * These documents, together with related exhibits, have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Galtech Semiconductor Materials Corporation



Date: 2/11/04                        By:   /s/ John C Brewer
                                        ----------------------------------
                                         John C Brewer, President
                                         Principal Executive Officer


Date: 2/11/04                        By: /s/ Charles Laver
                                        ----------------------------------
                                        Charles Laver, Treasurer
                                        Principal Financial and
                                        Accounting Officer