Form 10QSB
period 2004-03-31
GARB OIL & POWER CORP
filed 2004-05-17
CIK 798371

FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004



        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________.


                           Commission File No. 0-14859


                         GARB OIL AND POWER CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                UTAH                                        87-0296694
    ------------------------------                  -------------------------
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

                                 March 31, 2004

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

                        March 31, 2004 and June 30, 2003

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets



                                                      ASSETS


                                                                                March 31,            June 30,
                                                                                  2004                 2003
                                                                              ------------         -------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                                       $     41,435         $           -
   Prepaid expenses                                                                  1,250                   300
                                                                              ------------         -------------
     Total Current Assets                                                           42,685                   300
                                                                              ------------         -------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,897                11,658
   Tools and equipment                                                              30,099                30,099
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (51,639)              (50,103)
                                                                              ------------         -------------
     Total Property and Equipment                                                      879                 2,176
                                                                              ------------         -------------

OTHER ASSETS

   Assets held for resale                                                           30,232                30,232
   Assets under construction                                                        67,313                     -
   Patents - net of accumulated amortization                                             -                     -
                                                                              ------------         -------------
     Total Other Assets                                                             97,545                30,232
                                                                              ------------         -------------
     TOTAL ASSETS                                                             $    141,109         $      32,708
                                                                              ============         =============


             The accompanying notes are an integral part of these consolidated financial statements.


                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                     Consolidated Balance Sheets (Continued)


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                March 31,            June 30,
                                                                                  2004                 2003
                                                                              ------------         -------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                                             $          -         $         134
   Customer deposit                                                                210,000                10,000
   Accounts payable and accrued expenses                                            52,868                58,347
   Notes payable                                                                    60,000                60,000
   Notes payable - related parties                                                 562,689               590,188
   Accrued interest                                                                 19,501               293,181
   Accrued interest- related parties                                               310,018                 6,585
   Wages payable                                                                   588,000               552,000
   Equity options and liabilities                                                        -                   805
                                                                              ------------         -------------
     Total Current Liabilities                                                   1,803,076             1,571,240
                                                                              ------------         -------------
     Total Liabilities                                                           1,803,076             1,571,240
                                                                              ------------         -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,654,811             2,654,811
   Treasury stock; 126,500 shares at cost                                          (10,455)              (10,455)
   Accumulated deficit - prior to development stage                                (27,178)              (27,178)
   Accumulated deficit during the development stage                             (4,279,145)           (4,155,710)
                                                                              ------------         -------------
     Total Stockholders' Equity (Deficit)                                       (1,661,967)           (1,538,532)
                                                                              ------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    141,109         $      32,708
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


                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                      January 14,
                                                                                                                          1981
                                                  For the Three Months Ended         For the Nine Months Ended          Through
                                                           March 31,                          March 31,                 March 31,
                                                    2004              2003             2004             2003              2004
                                                -------------   --------------     -------------     -------------   -------------
REVENUES

   Tire Sales                                   $           -   $            -     $     150,000     $     157,785   $     423,332
   Equipment Sales                                          -                -                 -                 -         595,723
   Other Revenues                                           -                -                 -                 -         402,333
                                                -------------   --------------     -------------     -------------   -------------
     Total Revenues                                         -                -           150,000           157,785       1,421,388

EXPENSES

   Cost of sales                                       97,442                -            97,442           103,101         279,607
   Cost of equipment                                        -                -                 -                 -         473,837
   Bad Debt                                                 -                -                 -                 -         266,750
   Salary and wages                                    22,315           19,192            65,277            60,192       1,823,981
   Sales Commissions                                        -                -                 -             5,717          33,502
   Office                                               5,060              669             7,160             4,445         181,308
   Rent                                                 2,850                -             8,550             5,700         291,306
   Telephone                                              710              934             1,897             2,783         120,223
   Professional Fees                                    2,169            2,849            10,898            13,600         541,956
   Finders Fee                                              -                -                 -                 -         145,000
   Insurance                                            2,181            1,671             6,307             5,056         114,136
   Taxes and licenses                                   1,412              992             2,915             2,522         124,638
   Travel                                              15,422               29            16,686               302         251,610
   Promotion and entertainment                            (17)               -                 -                 -          14,053
   Testing                                                  -                -                 -                 -          27,073
   Advertising                                          1,207                -             1,357             1,471         167,715
   Amortization                                             -                -                 -                 -          54,260
   Depreciation                                           512              144             1,535             1,690          75,603
   Consulting fee                                           -                -                 -                 -          19,737
   Stockholders' meetings                                   -                -                 -                 -             670
   Parking                                                  -                -                 -                 -          11,544
   Subcontractors                                           -                -                 -                 -          40,138
   Auto expense                                             -                -                 -               356           5,365
   Repairs and maintenance                                 70               70               139               139           4,814
   Other                                                 (977)           4,224             2,025            35,148         112,979
                                                -------------   --------------     -------------     -------------   -------------
     Total Expenses                             $     150,356   $       30,774     $     222,188     $     242,222   $   5,181,805
                                                -------------   --------------     -------------     -------------   -------------



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


                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                      January 14,
                                                                                                                          1981
                                                  For the Three Months Ended         For the Nine Months Ended          Through
                                                           March 31,                          March 31,                 March 31,
                                                    2004              2003             2004             2003              2004
                                                -------------   --------------     -------------     -------------   -------------
OPERATING LOSS                                  $    (150,356)  $      (30,774)    $     (72,188)    $     (84,437)  $  (3,760,417)
                                                -------------   --------------     -------------     -------------   -------------

OTHER INCOME (EXPENSE)

   Write off and abandonment of assets                      -                -                 -                 -        (431,690)
   Gain (loss) on sale of assets                            -                -                 -                 -         192,031
   Interest income                                          -                -                 -               163         147,973
   Interest expense                                   (19,398)         (15,647)          (51,247)          (42,689)       (477,662)
   Minority interest in losses of subsidiary                -                -                 -                 -           5,383
   Income from expired option                               -                -                 -                 -         150,000
   Income on  equity option liability                       -                -                 -                 -           4,139
                                                -------------   --------------     -------------     -------------   -------------
     Total Other Income (Expense)                     (19,398)         (15,647)          (51,247)          (42,526)       (409,826)
                                                -------------   --------------     -------------     -------------   -------------
LOSS BEFORE EXTRAORDINARY
   ITEMS                                             (169,754)         (46,421)         (123,435)         (126,963)     (4,170,243)
                                                -------------   --------------     -------------     -------------   -------------
EXTRAORDINARY ITEMS

   Loss on extinguishments of debt                          -                -                 -                 -        (116,212)
   Gain on forgiveness of debt                              -                -                 -                 -           7,310
                                                -------------   --------------     -------------     -------------   -------------
     Total Extraordinary Gain (Loss)                        -                -                 -                 -        (108,902)
                                                -------------   --------------     -------------     -------------   -------------

NET LOSS                                        $    (169,754)  $      (46,421)    $    (123,435)    $    (126,963)  $  (4,279,145)
                                                =============   ==============     =============     =============   =============

BASIC LOSS PER SHARE                            $       (0.01)  $        (0.00)    $       (0.01)    $       (0.01)
                                                =============   ==============     =============     =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                20,000,000       20,000,000        20,000,000        20,000,000
                                                =============   ==============     =============     =============


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

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                               Deficit
                                                                 Unrealized                  Accumulated
                                            Common Stock           Gain on                   During the           Treasury Stock
                                       -----------------------   Investment   Accumulated    Development       --------------------
                                         Shares       Amount   in Securities    Deficit         Stage          Shares      Amount
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 1995                 16,241,966  $ 2,632,435  $         -  $    (27,178)  $  (2,829,005)           -  $         -

Stock issued for services:
September 1995-$0.13 per share             20,000        2,684            -             -               -            -            -

Stock issued for cash:
July 1995-$0.25 per share                  40,000       10,000            -             -               -            -            -

December 1995-$0.10 per share             250,000       25,000            -             -               -            -            -

May 1996-$0.12 to $0.25 per
 share                                     90,000       16,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1996                                  -            -            -             -        (124,871)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 1996                 16,641,966    2,686,119            -       (27,178)     (2,953,876)           -            -

Stock issued for services:
May 1997-$0.15 per share                   86,333       12,949            -             -               -            -            -

Stock issued for cash:
January 1997-$0.15 per share              300,000       45,000            -             -               -            -            -

Net loss for the period ended
 June 30, 1997                                  -            -            -             -        (177,298)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1997                  17,028,299    2,744,068            -       (27,178)     (3,131,174)           -            -

Net loss for the period ended
 June 30, 1998                                  -            -            -             -        (217,439)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1998                  17,028,299    2,744,068            -       (27,178)     (3,348,613)           -            -

Stock issued for services:
 October 1998-$0.09 per share               5,000          450            -             -               -            -            -

Stock issued for cash
 January 1999-$0.05 to $0.10
 per share                                770,000       47,000            -             -               -            -            -

February 1999-$0.10 per share             130,000       13,000            -             -               -            -            -

Distribution from majority
 shareholder                                    -     (473,060)           -             -               -            -            -

Change in unrealized gain on
 investment in securities,
 net of tax                                     -            -      290,625             -               -            -            -

Net loss for the period ended
 June 30, 1999                                  -            -            -             -        (123,519)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------


                         The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                               Deficit
                                                                 Unrealized                  Accumulated
                                            Common Stock           Gain on                   During the           Treasury Stock
                                       -----------------------   Investment   Accumulated    Development       --------------------
                                         Shares       Amount   in Securities    Deficit         Stage          Shares      Amount
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance June 30, 1999                  17,933,299  $ 2,331,458  $   290,625  $    (27,178)  $  (3,472,132)           -  $         -

Issuance of common stock for
 lost treasury shares at $0.10 per
 share                                     10,000        1,000            -             -               -            -            -

Change in unrealized gain on
 investment in securities,
 net of tax                                     -            -     (207,681)            -               -            -            -

Net income for the period ended
 June 30, 2000                                  -            -            -             -         177,022            -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2000                 17,943,299    2,332,458       82,944       (27,178)     (3,295,110)           -            -

Issuance of common stock for
 available for sale securities          2,056,701      300,000            -             -               -            -            -

Purchase of treasury stock                      -            -            -             -               -      485,000      (45,858)

Issued treasury stock for
 available for sale securities                  -       22,353            -             -               -     (200,000)      19,516

Issued treasury stock for services              -            -            -             -               -     (100,000)       9,758

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -     (123,469)           -               -            -        -

Net loss for the period
 ended June 30, 2001                            -            -            -             -         (320,573)           -       -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2001                 20,000,000    2,654,811      (40,525)      (27,178)     (3,615,683)     185,000      (16,584)

Change in treasury stock                        -            -            -             -               -      (58,500)       6,129

Change in unrealized gain on
 investment in securities, net
 of tax                                         -            -       40,525             -               -            -            -

Net loss for the period ended
 June 30, 2002                                  -            -            -             -        (370,418)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2002                 20,000,000    2,654,811            -       (27,178)     (3,986,101)     126,500      (10,455)

Net loss for the period ended
 June 30, 2003                                  -            -            -             -        (169,609)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, June 30, 2003                 20,000,000    2,654,811            -       (27,178)     (4,155,710)     126,500      (10,455)

Net loss for the period ended
 March 31, 2004 (unaudited)                     -            -            -             -        (123,435)           -            -
                                       ----------  -----------  -----------  ------------   -------------      -------  -----------
Balance, March 31, 2004
 (unaudited)                           20,000,000  $ 2,654,811  $         -  $    (27,178)  $  (4,279,145)     126,500  $   (10,455)
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

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                              From
                                                                                                        Inception of the
                                                                                                          Development
                                                                                                           Stage on
                                                                          For the Nine Months Ended       January 14,
                                                                                  March 31,               1981 Through
                                                                    -------------------------------        March 31,
                                                                       2004                2003               2004
                                                                    ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       $   (123,435)      $   (126,962)      $ (4,279,145)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                         1,536              1,690            129,864
     Bad debt expense                                                          -                  -            266,500
     Gain on sale of asset                                                     -                  -             (5,364)
     Loss on sale of available-for-sale securities                             -                  -            101,574
     Write-off and abandonment of assets                                       -                  -            431,690
     Loss on extinguishment of debt                                            -                  -            116,212
     Stock issued for services and interest                                    -                  -            122,701
     Treasury stock issued for services                                        -                  -             19,163
     Available for sale securities issued for services                         -                  -             52,560
     Treasury stock expensed                                                   -                  -              1,000
   Changes in current assets and liabilities:
     Accrued interest receivable                                               -                  -            (24,250)
     Accounts receivable                                                       -                  -             11,645
     Accounts receivable - related party                                       -                  -           (150,344)
     Contract receivable                                                       -                  -           (242,500)
     Restricted cash                                                           -            103,338                  -
     Income tax refund receivable                                              -                  -                537
     Inventory                                                                 -                950             62,494
     Prepaid expenses                                                       (950)                 -             (1,250)
     Accounts payable and accrued expenses                               194,521              2,087            239,735
     Deferred income                                                           -           (147,785)           (22,000)
     Advances payable - related party                                          -                  -           (120,106)
     Accrued payroll                                                      36,000             36,000            588,000
     Accrued interest payable and accrued interest
      payable-related party                                               29,753             34,057            520,182
     Equity option liability                                                (805)                 -                  -
     Other current liabilities                                                 -                  -            250,954
                                                                    ------------       ------------       ------------
       Net Cash Used by Operating Activities                            (136,620)           (96,625)        (1,930,148)
                                                                    ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Construction in progress                                                    -                  -         (2,937,790)
   Cash acquired from Garbalizer Machinery                                     -                  -                899
   Net (advances) payments (to)/from related party                             -                  -           (148,526)
   (Increase) decrease of other assets                                   (67,313)                 -         (2,024,046)
   Purchase of property and equipment                                       (239)                 -            (69,969)
   Purchase of treasury stock                                                  -                  -            (59,143)
   Proceeds from sale of available for sale securities                         -                  -            367,734
   Proceeds from sales of assets                                               -                  -              9,500
                                                                    ------------       ------------       ------------
       Net Cash (Used) by Investing Activities                      $    (67,552)      $          -       $ (4,861,341)
                                                                    ------------       ------------       ------------


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

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                              From
                                                                                                        Inception of the
                                                                                                          Development
                                                                                                           Stage on
                                                                          For the Nine Months Ended       January 14,
                                                                                  March 31,               1981 Through
                                                                    -------------------------------        March 31,
                                                                       2004                2003               2004
                                                                    ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                   $       (134)      $          -       $          -
   Proceeds from notes payable - related party                           (27,499)            50,500            272,584
   Proceeds from notes payable                                                 -                  -             60,000
   Proceeds from bank loans                                                    -                  -          4,636,647
   Sale of common stock                                                        -                  -          2,007,217
   Contribution to capital by parent company                                   -                  -            356,402
   Principal payments on bank loans                                            -                  -           (500,000)
                                                                    ------------       ------------       ------------
     Net Cash Provided (Used) by Financing Activities                    (27,633)            50,500          6,832,850
                                                                    ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                           41,435            (46,125)            41,361

NET CASH AT BEGINNING OF PERIOD                                                -             55,800                 74
                                                                    ------------       ------------       ------------
NET CASH AT END OF PERIOD                                           $     41,435       $      9,675       $     41,435
                                                                    ============       ============       ============

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                        March 31, 2004 and June 30, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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


A. Results of Operations
------------------------

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

         The Company is in the development stage. The Company received revenues during the fiscal quarter ended March 31, 2004 and at the end of the period its current liabilities exceeded its total assets by approximately $1,760,391. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2003, and one sale in the current quarter. The company is currently under contract to construct two shredders which are currently being built and may be delivered in the current fiscal year. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

OTR Tire Processing System
--------------------------

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

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of March 31, 2004 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware, a Distributorship in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland, and another Distributorship in Virginia which covers other areas in Florida, Georgia, Alabama, South Carolina, North Carolina, Virginia, West Virginia, Kentucky, Ohio, Pennsylvania, Delaware, District of Columbia, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of March 31, 2004, the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at March 31, 2004, had not completed the "hot test" which would further prove if the process could be viable. As of March 31, 2004, the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

UTTI Tire Repair and Resale Business
------------------------------------

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of March 31, 2004, both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

Pyrolysis
---------

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

Process
-------

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

Research and Development
------------------------

         During the periods ended March 31, 2004 and 2003, the Company has not expended any funds on research and development activities.

Environmental Regulation
------------------------

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

         At March 31, 2004, the Company had a deficit in working capital of $1,760,391 and a current ratio (current assets to current liabilities) of approximately .02367. At June 30, 2003, the Company had a deficit in working capital of $1,570,940 and a current ratio of approximately .00019.

         Other than its short time office lease and accounts payable, the company is not subject to any material commitments for capital expenditures.


Forward Looking Statement.
--------------------------

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

             None.

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




                                             Garb Oil and Power Corporation



Date: 5/13/04                                By: /s/  John C Brewer
                                                 -------------------------------
                                                 John C Brewer, President
                                                 Principal Executive Officer


Date: 5/13/04                                By: /s/  Charles Laver
                                                 -------------------------------
                                                 Charles Laver, Treasurer
                                                 Principal Financial and
                                                 Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Garb Oil and Power Corporation (the "Company") on Form 10-Q (SB) for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I John
C. Brewer, President and Principal Executive Officer, and I, Charles Laver, Treasurer and Principal Financial and Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Secion 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: 5/13/04                                By: /s/  John C Brewer
                                                 -------------------------------
                                                 John C Brewer, President
                                                 Principal Executive Officer


Date: 5/13/04                                By: /s/  Charles Laver
                                                 -------------------------------
                                                 Charles Laver, Treasurer
                                                 Principal Financial and
                                                 Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, John C. Brewer, President and Principal Executive Officer of Garb Oil and Power Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Garb Oil and Power Corporation, and subsidiaries;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report; and based on such evaluation,

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: 5/13/04


By: /s/ John C Brewer
-----------------------------
John C Brewer, President
Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



         I, Charles Laver, Treasurer and Principal Financial and Accounting Officer, of Garb Oil and Power Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Garb Oil and Power Corporation, and subsidiaries;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report; and based on such evaluation,

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: 5/13/04


By: /s/ Charles Laver
------------------------------
Charles Laver, Treasurer and
Principal Financial and
Accounting Officer