Form 10KSB
period 2004-06-30
GARB OIL & POWER CORP
filed 2004-09-22
CIK 798371

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from_______ to _______

                         Commission file Number 0-14859

                          GARB OIL & POWER CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

               Utah                                       87-0296694
   --------------------------------        -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification. No.)
    incorporation or organization)

                        1588 South Main Street, Suite 200
                           Salt Lake City, Utah 84115
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (801) 832-9865

         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class Name of each exchange on which registered
         --------------------------------------------------------------
                                      None

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $150,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $99,667.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the Issuer had outstanding 19,873,500 shares of common stock (no par value).


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

The Company received revenues of $150,000 in the fiscal year ended June 30, 2004 and at the end of the year its current liabilities exceeded its total assets by approximately $1,734,715. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in a signed sole agreement meant for tires in fiscal 2003, which were delivered in May 2004, and a contract for the sale of two shredders which are under construction as of June 30, 2004. There are continuing negotiations for additional significant sales but there is no assurance they will materialize during fiscal 2004. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

OTR Tire Processing System

The Company has designed a system known as the OTR Tire Disintegrator System which it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has substantially completed the engineering and design of the OTR Tire Disintegrator System, but to date has not constructed a commercially operating system. Currently the company is in discussions with a company, (INTERPIPE)located in the Ukraine, who has indicated an interest in completing the development of the OTR Tire Processing System for marketing in Eastern Europe. If an agreement is reached the Company would retain marketing rights for North America where the process would be marketed by the Company.

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

The shredding mechanism for all of the electric-driven models is protected by fluid couplings, torque limiting couplings and overload relays in the electrical control system. If non-shreddable material is encountered within the Garbalizer Shredders, the torque limiting or fluid coupling and relays stop the machines and protect the Garbalizer Shredders from serious damage. The rotatable shaft or shafts are driven by an electric motor or diesel electric system through a system of gear reducers. The diesel electric-driven mobile Garbalizer Shredder is protected from non-shreddable items by similar couplings and overload relays that stop the Garbalizer Shredder if it becomes overloaded or jammed. If this happens on any of the Garbalizer Shredders, it is simple to reverse the rotor and remove from the Garbalizer Shredder the item or items that jammed or stopped the machine. This, and several additional unique and beneficial features of the Garbalizer Shredder, reduces the time and effort required for maintenance.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at June 30, 2001 had not completed the "hot test" which would further prove if the process could be viable. As of June 30, 2004 the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

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

Research and Development

During the fiscal years ended June 30, 2004 and 2003, the Company has not expended any funds on research and development activities.

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

Not Applicable.

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

During the years ended June 30, 2004 and 2003, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

   Period
         (Fiscal Year)                               High              Low
         -------------                               ----              ---
             2003
             ----
         1st Quarter                                  .08               .03
         2nd Quarter                                  .055              .01
         3rd Quarter                                  .055              .02
         4th Quarter                                  .08               .035

            2004
            ----
         1st Quarter                                  .06               .045
         2nd Quarter                                  .06               .045
         3rd Quarter                                  .10               .05
         4th Quarter                                  .07               .055


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

Sales of Unregistered Securities

During the fiscal year ended June 30, 2004 no sales of unregistered securities were made by the Company.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is considered to be in the development stage. Therefore management cannot say with certainty when significant revenues will be received from the Company's business.

The auditor's report accompanying the Company's financial statements for the year ended June 30, 2004 contains the following statement: "As discussed in Note 1 to the financial statements, the Company's operating losses since inception and the deficit accumulated during the development stage raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

As discussed further in Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. As of June 30, 2004 the Company had none of these shares remaining. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. Management also believes that with the new marketing strategies that are now implemented the potential for machinery sales has increased. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to the Company's President, John Brewer or other shareholders of the Company.

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2004 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,846,573. The working capital deficit at June 30, 2003 was $1,570,940. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company incurred a loss from operations before other income (expense) and extraordinary items during the year ended June 30, 2004 of $196,183 compared to a loss of $169,609 for the year ended June 30, 2003. Total expenses for 2004 were $163,813 compared to $150,497 in 2003. Salaries, wages and commissions were $93,054 for 2004 compared to $86,410 for 2003. Rental expenses were $11,400 in 2004 and $11,400 in 2003. If any of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2004 was $196,183 compared to a net loss of $169,609 in 2003. On a per share basis, the net loss for the year ended June 30, 2004 was ($0.01) compared to net loss of ($0.01) in 2003. Operating losses are expected to continue until such time, if ever, as the Company receives revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable.

UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss.

During the year ended June 30, 2004, the Company had a net increase in cash of $3,601. The primary sources of cash were from the sale of tires and additional loans from financing activities.

7. FINANCIAL STATEMENTS

            [The remainder of this page was intentionally left blank]

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm ................... F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations...................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit).................. F-7

Consolidated Statements of Cash Flows...................................... F-8

Notes to the Consolidated Financial Statements ............................ F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2004 and the consolidated results of their operations and their cash flows for the years ending June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in developing technology related to production of electricity by burning used rubber, and pyrolysis (extraction of oil, carbon and steel from used tires). As discussed in Note 1 to the consolidated financial statements, the Company's operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
August 31, 2004

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheet


                                                     ASSETS

                                                                                                      June 30,
                                                                                                        2004
                                                                                                    ------------
CURRENT ASSETS

   Cash                                                                                             $      3,601
   Prepaid expenses                                                                                        1,250
                                                                                                    ------------

     Total Current Assets                                                                                  4,851
                                                                                                    ------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                                                    2,500
   Office equipment                                                                                       11,658
   Tools and equipment                                                                                    30,099
   Building improvements                                                                                   8,022
   Less:  accumulated depreciation                                                                       (51,530)
                                                                                                    ------------

     Total Property and Equipment                                                                            749
                                                                                                    ------------

OTHER ASSETS

   Assets held for resale                                                                                 30,232
   Assets under construction                                                                              80,877
   Patents - net of accumulated amortization                                                                   -
                                                                                                    ------------

     Total Other Assets                                                                                  111,109
                                                                                                    ------------

     TOTAL ASSETS                                                                                   $    116,709
                                                                                                    ============




                The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                             Consolidated Balance Sheet (Continued)


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      June 30,
                                                                                                        2004
                                                                                                    ------------
CURRENT LIABILITIES

   Customer deposit                                                                                 $    210,000
   Accounts payable and accrued expenses                                                                  53,018
   Notes payable                                                                                          60,000
   Notes payable - related parties                                                                       594,689
   Accrued interest                                                                                       24,480
   Accrued interest- related parties                                                                     309,237
   Wages payable                                                                                         600,000
   Equity options and liabilities                                                                              -
                                                                                                    ------------

     Total Current Liabilities                                                                         1,851,424
                                                                                                    ------------

     Total Liabilities                                                                                 1,851,424
                                                                                                    ------------

COMMITMENT & CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 19,873,500 shares outstanding                                                          2,654,811
   Treasury stock; 126,500 shares at cost                                                                (10,455)
   Accumulated deficit                                                                                (4,379,071)
                                                                                                    ------------

     Total Stockholders' Equity (Deficit)                                                             (1,734,715)
                                                                                                    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $    116,709
                                                                                                    ============



                The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Operations


                                                                                        For the Years Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                     2004                 2003
                                                                                  ------------        ------------
SALES

   Tire sales                                                                     $    150,000        $    155,400
                                                                                  ------------        ------------
     Total Revenues                                                                    150,000             155,400
                                                                                  ------------        ------------
COST OF SALES                                                                          124,138             122,145
                                                                                  ------------        ------------
GROSS MARGIN                                                                            25,862              33,255
                                                                                  ------------        ------------

EXPENSE

   Salary and wages                                                                     87,866              80,693
   Sales commissions                                                                     5,188               5,717
   Office                                                                                7,883               5,582
   Rent                                                                                 11,400              11,400
   Telephone                                                                             2,408               3,156
   Professional fees                                                                    12,835              15,188
   Insurance                                                                             8,790               6,382
   Taxes and licenses                                                                    4,043               3,224
   Travel                                                                               12,013                 860
   Advertising                                                                           1,558               1,471
   Depreciation                                                                          1,427               2,047
   Auto expense                                                                              -                 356
   Repairs and maintenance                                                                 139                 139
   Other                                                                                 8,263              14,282
                                                                                  ------------        ------------
     Total Expenses                                                                    163,813             150,497
                                                                                  ------------        ------------

OPERATING LOSS                                                                    $   (137,951)       $   (117,242)
                                                                                  ------------        ------------
OTHER INCOME (EXPENSES)

   Interest income                                                                           -                 163
   Interest expense                                                                    (59,037)            (56,669)
   Income from expired option                                                              805                   -
   Income on equity option liability                                                         -               4,139
                                                                                  ------------        ------------

     Total Other Income (Expense)                                                      (58,232)            (52,367)
                                                                                  ------------        ------------

NET LOSS                                                                          $   (196,183)       $   (169,609)
                                                                                  ============        ============
BASIC LOSS PER SHARE                                                              $      (0.01)       $      (0.01)
                                                                                  ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                       19,873,500          19,873,500
                                                                                  ============        ============


              The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                                    Common Stock                                         Treasury Stock
                                             --------------------------       Accumulated           --------------------------
                                               Shares         Amount             Deficit            Shares           Amount
                                             ----------    ------------       ------------          -------       ------------
Balance, June 30, 2002                       20,000,000    $  2,654,811       $ (4,013,279)         126,500       $    (10,455)

Net loss for the year ended,
  June 30, 2003                                       -               -           (169,609)               -                  -
                                             ----------    ------------       ------------          -------       ------------
Balance, June 30, 2003                       20,000,000       2,654,811         (4,182,888)         126,500            (10,455)

Net loss for the year ended
  June 30, 2004                                       -               -           (196,183)               -                  -
                                             ----------    ------------       ------------          -------       ------------
Balance, June 30, 2004                       20,000,000    $  2,654,811       $ (4,379,071)         126,500       $    (10,455)
                                             ==========    ============       ============          =======       ============


                     The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows



                                                                                              For the Years Ended
                                                                                                    June 30,
                                                                                        --------------------------------
                                                                                            2004                2003
                                                                                        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                             $   (196,183)       $   (169,609)
    Adjustments to reconcile net loss to net cash provided
    (used) in operating activities:
     Depreciation and amortization                                                             1,427               2,047
   Changes in current assets and liabilities:
     Restricted cash                                                                               -             103,338
     Prepaid expenses                                                                           (950)                950
     Accounts payable and accrued expenses                                                    (5,329)              6,829
     Deferred income                                                                               -            (157,785)
     Accrued payroll                                                                          48,000              48,000
     Accrued interest payable and accrued interest payable
       - related party                                                                        33,951              45,193
     Equity option liability                                                                    (805)             (4,139)
     Other current liabilities                                                               200,000              10,000
                                                                                        ------------        ------------
       Net Cash Provided (Used) by Operating Activities                                       80,111            (115,176)
                                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Construction in progress                                                                  (80,877)                  -
                                                                                        ------------        ------------
       Net Cash Used by Investing Activities                                                 (80,877)                  -
                                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                                               (134)                134
   Proceeds from notes payable -related party                                                  4,501              54,242
   Proceeds from notes payable                                                                     -               5,000
                                                                                        ------------        ------------
     Net Cash Provided by Financing Activities                                                 4,367              59,376
                                                                                        ------------        ------------

NET INCREASE (DECREASE) IN CASH                                                                3,601             (55,800)

NET CASH AT BEGINNING OF PERIOD                                                                    -              55,800
                                                                                        ------------        ------------
NET CASH AT END OF PERIOD                                                               $      3,601        $          -
                                                                                        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                               $          -        $      2,782
   Cash paid for income taxes                                                           $          -        $          -



                The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a. Organization

         Garb Oil & Power Corporation (Garb Oil) is a majority owned subsidiary of Garbalizer Corporation of America and was dormant at January 13, 1981. Since January 14, 1981, Garb Oil had been considered to be in the development stage. Development stage activities have consisted of raising capital, purchasing property and developing technology related to production of electricity by the burning of used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and repair and sale of used truck tires. The Company exited the development stage on June 30, 2004

         The accompanying consolidated financial statements include Garb Oil and its wholly-owned subsidiary, Rialto Power Corporation (which was dissolved by the State of California), and its 55% owned subsidiary, Utah Truck Tire, Inc.; which are collectively referred to as the Company. The following is a summary of the significant accounting policies.

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

         c. Basis of Presentation - Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2004 and 2003, the Company has incurred a net loss of $196,183 and $169,609, respectively, and as of June 30, 2004, the Company's accumulated deficit was $4,379,071. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              June 30, 2004 an 2003


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

         e. Patents

         Patents are carried at cost and have been amortized over a 17-year life. At June 30, 2002, the patents had been fully amortized.

         f. Property and Equipment

         Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2004 and 2003, was $1,427 and $2,047, respectively.

         The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         g. Revenue Recognition

         Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured. The sales recorded in 2004 and 2003 were to single customers.

         h. Advertising Costs

         The Company expenses all advertising costs as incurred. Advertising expense was $1,558 and $1,471 for the years ending June 30, 2004 and 2003, respectively.

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         j. Basic Income (Loss) Per Share

         The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                         For the Years Ended
                                                              June 30,
                                                     --------------------------
                                                          2004         2003
                                                     ------------  ------------

         Net income (loss) (numerator)              $    (196,183) $   (169,609)

         Weighted average shares outstanding
           (denominator)                               19,873,500    19,873,500
                                                     ------------  ------------

         Basic income (loss) per share               $      (0.01) $      (0.01)
                                                     ============  ============

         k. Financial Instruments

         Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2004. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         l. Concentration of Credit Risk

         The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         m. Newly Issued Accounting Pronouncements

         During the year ended June 30, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

            o     SFAS No. 143, Accounting for Asset Retirement Obligations;

            o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

            o     SFAS No. 146, Accounting for Exit or Disposal Activities;

            o     SFAS No. 147, Acquisitions of certain Financial Institutions;
                  and

            o     SFAS No. 148, Accounting for Stock Based Compensation.

            o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

            o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         In addition, during the year ended June 30, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

NOTE 2 - UTAH TRUCK TIRE, INC.

         Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2004 and 2003. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2004 and 2003, the president was owed accrued salary of $600,000 and $552,000, respectively.

         During the years ended June 30, 2004 and 2003, notes payable - related parties increased $4,501 and $54,242. The changes are due to additional proceeds from and payments on notes payable.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

         Accounts payable and notes payable to related parties consisted of the following at June 30, 2004:

         Accounts payable to a related party, due on demand, no
         interest                                                   $   180,000

         Note payable to a related party, due on demand, plus
         interest at 12% per annum, unsecured.                          181,196

         Note payable to a related party, due on demand, plus
         interest at 12% per annum, unsecured.                           68,493

         Note payable to a related party, due on demand, plus
         interest at 12% per annum, unsecured.                          165,000

         Less: Current Portion                                         (594,689)
                                                                    -----------

         Long-Term Notes Payable to Related Parties                 $         -
                                                                    ===========

         The aggregate principal maturities of notes payable to related parties are as follows:

                   Year Ended
                      June 30,                            Amount

                        2005                          $   594,689
                        2006                                    -
                        2007                                    -
                        2008                                    -
                 2009 and thereafter                            -
                                                      -----------
                       Total                          $   594,689
                                                      ===========

         As of June 30, 2004 and 2003, accrued interest related to the related party note payable was $309,237 and $285,248, respectively. Interest expense related to the related party note payable for the years ended June 30, 2004 and 2003 was $49,075 and $19,019, respectively.

NOTE 4 - INCOME TAXES

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 4 - INCOME TAXES (Continued)

         Net deferred tax liabilities consist of the following components as of June 30, 2004 and 2003.

                                                  2004            2003
                                             ------------     ------------
         Deferred tax liabilities:
           NOL Carryover                     $    968,330     $    829,600
           Related Parties                        364,100                -

         Deferred tax liabilities:                      -                -

         Valuation allowance                   (1,332,430)        (829,600)
                                             ------------     ------------
         Net deferred asset                  $          -     $          -
                                             ============     ============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2004 and 2003 due to the following:

                                                  2004            2003
                                             ------------     ------------

         Book income                         $    (76,510)    $    (66,150)
         Related accruals                               -           61,111
         Accrued wages                                  -           18,720
         Other                                      2,345             (611)
         NOL allowance                                  -          (13,070)
         Valuation allowance                       74,165                -
                                             ------------     ------------
                                             $          -     $          -
                                             ============     ============

         At June 30, 2004, the Company had net operating loss carryforwards of approximately $2,482,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the June 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - COMMITMENTS

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 5 - COMMITMENTS (Continued)

         The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2004, the president is owed $600,000 of accrued salary.

NOTE 6 - OPERATING LEASES

         The Company shares office space with Garbalizer Corporation of America under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $11,400 and $11,400 for the years ended June 30, 2004 and 2003, respectively.

NOTE 7 - NOTES PAYABLE

         During the years ended June 30, 2004 and 2003, notes payable increased $0 and $5,000. The changes are due to proceeds from additional notes payable. No payments were made on notes payable during the years ended June 30, 2004 and 2003.

         Notes payable consisted of the following at June 30, 2004:

         Note payable, due on demand, plus interest
          at 8% per annum, unsecured.                         $     30,000

         Note payable, due on demand, plus interest
          at 12% per annum, unsecured.                              30,000

         Less: Current Portion                                     (60,000)
                                                              ------------
         Long-Term Notes Payable                              $          -
                                                              ============

         The aggregate principal maturities of notes payable are as follows:

                   Year Ended
                     June 30,                              Amount
                   ----------                              ------

                       2005                            $    60,000
                       2006                                      -
                       2007                                      -
                       2008                                      -
                2009 and thereafter                              -
                                                       -----------
                      Total                            $    60,000
                                                       ===========

         As of June 30, 2004 and 2003, accrued interest related to notes payable was $12,585 and $6,585, respectively. Interest expense related to notes payable for the years ended June 30, 2004 and 2003 was $6,000 and $5,635, respectively.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003


NOTE 8 - EQUITY OPTION LIABILITY

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

         Concurrent with the issuance of a $25,000 related party note payable, the Company granted 100,000 options with an exercise price of $0.10 as an inducement to loan the money. The options were valued at $4,944 pursuant to the Black Scholes calculation at June 30, 2002. Pursuant to EITF 00-19, the Company revalued the options at June 30, 2003 at $805. The reduction in the equity option liability of $805 was recorded as income from expired options as the options had expired as of June 30, 2004.

         A summary of the status of the Company's outstanding stock options as of June 30, 2004 and 2003 and changes during the years ended June 30, 2004 and 2003 presented below:

                                                            2004                          2003
                                                 ----------------------------  -----------------------------
                                                                  Weighted                      Weighted
                                                                   Average                       Average
                                                                  Exercise                      Exercise
                                                    Shares          Price          Shares         Price
                                                    ------        --------         ------       ---------
         Outstanding, beginning of
          year                                      100,000      $    0.10        100,000      $     0.10
         Granted                                          -              -              -               -
         Expired/Cancelled                         (100,000)         (0.10)             -               -
         Exercised                                        -              -              -               -

         Outstanding end of year                          -      $       -        100,000      $     0.10

         Exercisable                                      -      $       -        100,000      $     0.10


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

           Name                 Age            Position
         ---------             -----          ------------
      John C. Brewer            81        President, Chairman of the Board of
                                          Directors and Director

      Bill Vee Anderson         52        Vice-President and Director

      Charles Laver             80        Secretary and Director

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2004 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 2004. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
                                                         Annual Compensation
Name and Principal Position      Fiscal Year                  Salary ($)
---------------------------      -----------                  ----------

John C. Brewer                      2004                       $48,000
President and CEO                   2003                        48,000


No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2004 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 30, 2004 (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.



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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2004 and 2003, the president was owed accrued salary of $600,000 and $552,000, respectively.

During the years ended June 30, 2004 and 2003, notes payable - related parties increased $4,501 and $54,242. The changes are due to proceeds from additional notes payable. Some payments were made on notes payable and additional funds were borrowed during the year ended June 30, 2004. No payments were made during the year ended June 30, 2003.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2004:

         Accounts payable to a related party, due on demand, no
         interest                                                    $ 180,000

         Notes payable to related parties, due on demand, plus
         interest at 12% per annum, unsecured.                         414,689

As of June 30, 2004 and 2003, accrued interest related to the related party notes payable was $309,237 and $285,248, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2004 and 2003 was $49,075 and $19,019, respectively.


13. EXHIBITS AND REPORTS ON FORM 8-K

a. The following financial statements and schedules are filed herewith.

Garb Oil & Power Corporation

         Consolidated Balance Sheet - June 30, 2004.
         Consolidated Statements of Operations - For the Years Ended
           June 30, 2003
         Consolidated Statements of Stockholders' Equity (Deficit) -
           For the Year Ended June 30, 2004 and 2003.
         Consolidated Statements of Cash Flows For the Years Ended June 30, 2004 and 2003.

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


 31       31.1    Certification of Chief      Filed herewith
                  Executive Officer of
                  Periodic Report
                  pursuant to Rule 13a-14a
                  and Rule 15d-14(a)

 31       31.2    Certification of Chief      Filed herewith
                  Financial Officer of
                  Periodic Report pursuant
                  to Rule 13a-14a and Rule
                  15d-14(a)

 32       32.1    Certification of Chief      Filed herewith
                  Executive Officer pursuant
                  to 18 U.S.C. - Section 1350

 32       32.2    Certification of Chief      Filed herewith
                  Financial Officer pursuant
                  to 18 U.S.C. - Section 1350

ITEM 14. CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Acting CEO and our Secretary/Treasurer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Acting CEO and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2004, and June 30, 2003:


         Fee category                   2004             2003
         ------------                   ----             ----

         Audit fees                   $  7,900         $  7,200

         Audit-related fees           $      0         $      0

         Tax fees                     $      0         $      0

         All other fees               $      0         $      0
                                      --------         --------
         Total fees                   $  7,900         $  7,200
                                      ========         ========

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, and preparation of letters in connection with the filing of Current Reports on Form 8-K.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GARB OIL & POWER CORPORATION


                                      By: /s/ John C. Brewer
                                         ---------------------------------------
                                         John C. Brewer, Chief Executive Officer


         DATED this 13th Day of September, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date:   September 13th, 2004     /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer, President

         2. And by its principal financial officer and principal accounting officer.


                  Date:    September 13th, 2004      /s/ Charles Laver
                                                 ----------------------------
                                                 Charles Laver, Treasurer

         3. And by a majority of its Board of Directors.


                  Date:    September 13th, 2004    /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer, Director


                  Date:    September 13th, 2004      /s/ Charles Laver
                                                 ----------------------------
                                                 Charles Laver, Director


                  Date:    September 13th, 2004      /s/ Bill Vee Anderson
                                                 ----------------------------
                                                 Bill Vee Anderson, Director