Form 10QSB
period 2004-09-30
GARB OIL & POWER CORP
filed 2004-11-15
CIK 798371

FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004



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

                               September 30, 2004
                               ------------------
                                   20,000,000



                  PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets



                                                      ASSETS


                                                                             September 30,            June 30,
                                                                                 2004                   2004
                                                                            --------------        --------------
                                                                              (Unaudited)

CURRENT ASSETS
   Cash                                                                     $       19,318        $        3,601
   Accounts receivable                                                             143,750                     -
   Prepaid expenses                                                                    300                 1,250
                                                                            --------------        --------------
     Total Current Assets                                                          163,368                 4,851
                                                                            --------------        --------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              30,099                30,099
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (51,780)              (51,530)
                                                                            --------------        --------------
     Total Property and Equipment                                                      499                   749
                                                                            --------------        --------------

OTHER ASSETS

   Assets held for resale                                                           30,232                30,232
   Assets under construction                                                             -                80,877
                                                                            --------------        --------------
     Total Other Assets                                                             30,232               111,109
                                                                            --------------        --------------
     TOTAL ASSETS                                                           $      194,099        $      116,709
                                                                            ==============        ==============


              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             September 30,            June 30,
                                                                                 2004                   2004
                                                                            --------------        --------------
                                                                              (Unaudited)
CURRENT LIABILITIES

   Customer deposit                                                         $       35,000        $      210,000
   Accounts payable and accrued expenses                                            98,300                53,018
   Notes payable                                                                    60,000                60,000
   Notes payable - related parties                                                 589,893               594,689
   Accrued interest                                                                 30,219                24,480
   Accrued interest- related parties                                               313,554               309,237
   Wages payable                                                                   612,615               600,000
                                                                            --------------        --------------
     Total Current Liabilities                                                   1,739,581             1,851,424
                                                                            --------------        --------------
     Total Liabilities                                                           1,739,581             1,851,424
                                                                            --------------        --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,654,811             2,654,811
   Treasury stock; 126,500 shares at cost                                          (10,455)              (10,455)
   Accumulated deficit - prior to development stage                                (27,178)              (27,178)
   Accumulated deficit during the development stage                             (4,162,660)           (4,351,893)
                                                                            --------------        --------------
     Total Stockholders' Equity (Deficit)                                       (1,545,482)           (1,734,715)
                                                                            --------------        --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                             $      194,099        $      116,709
                                                                            ==============        ==============



              The accompanying notes are an integral part of these consolidated financial statements.

                                                              4

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                                                               For the Three Months Ended
                                                                                                      September 30,
                                                                                            ---------------------------------
                                                                                                  2004              2003
                                                                                            ---------------   ---------------
       REVENUE                                                                              $       498,750   $             -

       COST OF SALES                                                                                244,990                 -
                                                                                            ---------------   ---------------
       GROSS MARGIN                                                                                 253,760                 -
                                                                                            ---------------   ---------------

       EXPENSES

           Salary and wages                                                                          22,026            21,808
           Office                                                                                       889             1,740
           Rent                                                                                       2,850             2,850
           Telephone                                                                                    891               755
           Professional fees                                                                          7,025             7,073
           Insurance                                                                                  1,964             2,261
           Taxes and licenses                                                                         1,419               791
           Travel                                                                                     3,805                17
           Advertising                                                                                  462                 -
           Depreciation                                                                                 250               357
           Repairs and maintenance                                                                    6,607                 -
           Other                                                                                      1,255             2,501
                                                                                            ---------------   ---------------
              Total Expenses                                                                         49,443            40,153
                                                                                            ---------------   ---------------

OPERATING INCOME (LOSS)                                                                             204,317           (40,153)
                                                                                            ---------------   ---------------

OTHER INCOME (EXPENSES)

  Interest expense                                                                                  (15,084)          (15,131)
  Income on equity option liability                                                                       -               344
                                                                                            ---------------   ---------------
     Total Other Income (Expense)                                                                   (15,084)          (14,787)
                                                                                            ---------------   ---------------
NET INCOME (LOSS) BEFORE INCOME TAXES                                                               189,233           (54,940)

   Income Taxes                                                                                           -                 -
                                                                                            ---------------   ---------------

NET INCOME (LOSS)                                                                           $       189,233   $       (54,940)
                                                                                            ===============   ===============

BASIC INCOME (LOSS) PER SHARE                                                               $          0.01   $         (0.00)
                                                                                            ===============   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                    20,000,000        20,000,000
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

                                                            5

                                         GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                              Deficit
                                                                                             Accumulated
                                                       Common Stock                           During the         Treasury Stock
                                                  -------------------------   Accumulated    Development     ----------------------
                                                   Shares          Amount       Deficit         Stage          Shares     Amount
                                                  ----------  -------------  ------------   -------------    ---------  -----------
Balance, June 30, 2004                            20,000,000  $   2,654,811  $    (27,178)  $  (4,351,893)     126,500  $   (10,455)

Net income for the period ended
 September 30, 2004 (unaudited)                            -              -             -         189,233            -            -
                                                  ----------  -------------  ------------   -------------    ---------  -----------
Balance, September 30, 2004
 (unaudited)                                      20,000,000  $   2,654,811  $    (27,178)  $  (4,162,660)     126,500  $   (10,455)
                                                  ==========  =============  ============   =============    =========  ===========




                           The accompanying notes are an integral part of these consolidated financial statements.

                                                                      6

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                            For the Three Months Ended
                                                                                                   September 30,
                                                                                          ------------------------------
                                                                                             2004                2003
                                                                                          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                         $  189,233          $  (54,940)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                                 250                 357
Changes in current assets and liabilities:
  Accounts receivable                                                                       (143,750)                  -
  Prepaid expenses                                                                               950                   -
  Accounts payable and accrued expenses                                                       45,282               8,771
  Accrued payroll                                                                             12,615              12,000
  Accrued interest payable and accrued interest
    payable-related party                                                                     10,056              15,131
  Equity option liability                                                                          -                (344)
  Other current liabilities                                                                 (175,000)                  -
                                                                                          ----------          ----------

        Net Cash Used by Operating Activities                                                (60,364)            (19,025)
                                                                                          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                                                                    80,877                   -
                                                                                          ----------          ----------
        Net Cash Provided by Investing Activities                                             80,877                   -
                                                                                          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Bank overdraft                                                                                   -                (134)
  Proceeds from notes payable - related party                                                      -              19,451
  Payments on notes payable - related party                                                   (4,796)                  -
                                                                                          ----------          ----------
        Net Cash Provided (Used) by Financing Activities                                      (4,796)             19,317
                                                                                          ----------          ----------

NET INCREASE IN CASH                                                                          15,717                 292

NET CASH AT BEGINNING OF PERIOD                                                                3,601                   -
                                                                                          ----------          ----------
NET CASH AT END OF PERIOD                                                                 $   19,318          $      292
                                                                                          ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                                  $        -          $        -
  Cash paid for income taxes                                                              $        -          $        -



                  The accompanying notes are an integral part of these consolidated financial statements.

                                                             7

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2004 and June 30, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.


A. Results of Operations

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage. The Company received revenues during the fiscal quarter ended September 30, 2004 and at the end of the period its current liabilities exceeded its total assets by approximately $1,545,482. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2003, and one sale in January of 2004. The company also completed and delivered two shredders during the current quarter. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.
         The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

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

         During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of September 30, 2004 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware, a Distributorship in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland, and another Distributorship in Virginia which covers other areas in Florida, Georgia, Alabama, South Carolina, North Carolina, Virginia, West Virginia, Kentucky, Ohio, Pennsylvania, Delaware, District of Columbia, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of September 30, 2004, the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at September 30, 2004, had not completed the "hot test" which would further prove if the process could be viable. As of September 30, 2004, the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of September 30, 2004, both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

Research and Development

         During the periods ended September 30, 2004 and 2003, the Company has not expended any funds on research and development activities.

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


         B. Liquidity, Cash Flow and Capital Resources
         ---------------------------------------------

         $12,000 of wages payable to the company's President were accrued, rather than paid, during the period.

         At September 30, 2004, the Company had a deficit in working capital of $1,576,213 and a current ratio (current assets to current liabilities) of approximately .09391. At June 30, 2004, the Company had a deficit in working capital of $1,846,573 and a current ratio of approximately .00262.

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


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.
Section  Exhibit
  No.       No.          Description                        Location
-------  -------  ---------------------------------  ---------------------------
 31       31.1    Certification of Chief               Filed herewith
                  Executive Officer and
                  Principal Financial Officer of
                  Periodic Report
                  pursuant to Rule 13a-14a
                  and Rule 15d-14(a)

 32       32.1    Certification of Chief               Filed herewith
                  Executive Officer and Principal
                  Financial Officer pursuant
                  to 18 U.S.C. - Section 1350

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


                                    Galtech Semiconductor Materials Corporation



Date: 11/15/04                      By: /s/  John C Brewer
                                        ---------------------------
                                        John C Brewer, President
                                        Principal Executive Officer
                                        and Principal Financial and
                                        Accounting Officer