Form 10QSB
period 2004-12-31
GARB OIL & POWER CORP
filed 2005-02-22
CIK 798371

FORM 10-QSB



         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2004



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

                                December 31, 2004
                                -----------------
                                   20,000,000

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

                                   GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets



                                                      ASSETS


                                                                            December 31,            June 30,
                                                                                2004                  2004
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                                  $          12,831     $           3,601
   Accounts receivable                                                                   -                     -
   Prepaid expenses                                                                  1,500                 1,250
                                                                         -----------------     -----------------
     Total Current Assets                                                           14,331                 4,851
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              31,340                30,099
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (52,092)              (51,530)
                                                                         -----------------     -----------------
     Total Property and Equipment                                                    1,428                   749
                                                                         -----------------     -----------------

OTHER ASSETS

   Assets held for resale                                                           30,232                30,232
   Assets under construction                                                             -                80,877
                                                                         -----------------     -----------------

     Total Other Assets                                                             30,232               111,109
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          45,991     $         116,709
                                                                         =================     =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            December 31,            June 30,
                                                                                2004                  2004
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Customer deposit                                                      $          90,000     $         210,000
   Accounts payable and accrued expenses                                            57,574                53,018
   Notes payable                                                                    60,000                60,000
   Notes payable - related parties                                                 569,893               594,689
   Accrued interest                                                                 34,307                24,480
   Accrued interest- related parties                                               319,649               309,237
   Wages payable                                                                   624,000               600,000
                                                                         -----------------     -----------------
     Total Current Liabilities                                                   1,755,423             1,851,424
                                                                         -----------------     -----------------

     Total Liabilities                                                           1,755,423             1,851,424
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,660,503             2,654,811
   Treasury stock; 0 and 126,500 shares at cost, respectively                            -               (10,455)
   Accumulated deficit                                                          (4,369,935)           (4,379,071)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (1,709,432)           (1,734,715)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $          45,991     $         116,709
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

                                                        5

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                     For the Three Months Ended           For the Six Months Ended
                                                             December 31,                          December 31,
                                                 ----------------------------------   -----------------------------------
                                                      2004               2003             2004                 2003
                                                 ---------------    ---------------   ---------------     ---------------
REVENUE                                          $            -     $             -   $      498,750      $             -

COST OF SALES                                            62,665                   -          307,655                    -
                                                 --------------     ---------------   --------------      ---------------
GROSS MARGIN                                            (62,665)                  -          191,095                    -
                                                 --------------     ---------------   --------------      ---------------

EXPENSES

   Salary, wages and commissions                         30,945              21,154           52,971               42,962
   Office                                                 1,254                 360            2,143                2,100
   Rent                                                   2,850               2,850            5,700                5,700
   Telephone                                                761                 432            1,652                1,187
   Professional fees                                      1,244               1,656            8,269                8,729
   Insurance                                              1,880               1,865            3,844                4,126
   Tax and licenses                                       1,269                 712            2,688                1,503
   Travel                                                 7,539               1,247           11,344                1,264
   Advertising                                              965                 150            1,427                  150
   Depreciation                                             312                 666              562                1,023
   Repairs and maintenance                                4,177                  69           10,784                   69
   Other                                                  4,233                 518            5,488                3,019
                                                 --------------     ---------------   --------------      ---------------

     Total Expenses                                      57,429              31,679          106,872               71,832
                                                 --------------     ---------------   --------------      ---------------

OPERATING INCOME (LOSS)                                (120,094)            (31,679)          84,223              (71,832)
                                                 --------------     ---------------   --------------      ---------------

OTHER INCOME (EXPENSES)

   Interest expense                                     (60,003)            (16,719)         (75,087)             (31,852)
   Income on equity option liability                          -                (344)               -                    -
                                                 --------------     ---------------   --------------      ---------------
     Total Other Income (Expense)                       (60,003)            (17,063)         (75,087)             (31,852)
                                                 --------------     ---------------   --------------      ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                  (180,097)            (48,742)           9,136             (103,684)

INCOME TAXES                                                  -                   -                -                    -
                                                 --------------     ---------------   --------------      ---------------

NET INCOME (LOSS)                                $    (180,097)     $      (48,742)   $        9,136      $      (103,684)
                                                 =============      ==============    ==============      ===============

BASIC INCOME (LOSS) PER SHARE                    $       (0.01)     $        (0.00)   $         0.00      $         (0.01)
                                                 =============      ==============    ==============      ===============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                               20,000,000          20,000,000       20,000,000           20,000,000
                                                 ==============     ===============   ==============      ===============


              The accompanying notes are an integral part of these consolidated financial statements.

                                                       6

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)




                                            Common Stock                              Treasury Stock
                                     --------------------------    Accumulated   ------------------------
                                        Shares          Amount       Deficit       Shares        Amount
                                     ------------  ------------   -------------  -----------  -----------
Balance, June 30, 2004                 20,000,000  $   2,654,811  $  (4,379,071)     126,500  $   (10,455)

August 11, 2004, treasury stock
 issued                                         -          5,692              -     (126,500)      10,455

Net income for the period ended
 December 31, 2004 (unaudited)                  -              -          9,136            -            -
                                     ------------  ------------   -------------  -----------  -----------
Balance, December 31, 2004
 (unaudited)                           20,000,000  $   2,660,503  $  (4,369,935)           -  $         -
                                     ============  =============  =============  ===========  ===========



                     The accompanying notes are an integral part of these consolidated financial statements.

                                                              7

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                    December 31,
                                                                                               2004                2003
                                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                       $           9,136   $        (103,684)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                                      562               1,023
Changes in current assets and liabilities:
    Prepaid expenses                                                                                 (250)                  -
    Accounts payable and accrued expenses                                                          20,703              26,437
    Accrued payroll                                                                                24,000              24,000
    Accrued interest payable and accrued interest
      payable-related party                                                                        20,239              28,408
    Equity option liability                                                                             -                (805)
    Other current liabilities                                                                    (120,000)                  -
                                                                                        -----------------   -----------------

          Net Cash Used by Operating Activities                                                   (45,610)            (24,621)
                                                                                        -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property and equipment                                                                          (1,241)                  -
   Construction in progress                                                                        80,877                   -
                                                                                        -----------------   -----------------

       Net Cash Provided by Investing Activities                                                   79,636                   -
                                                                                        -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Bank overdraft                                                                                       -                1,120
  Proceeds from notes payable - related party                                                          -               23,501
  Payments on notes payable - related party                                                       (24,796)                  -
                                                                                        -----------------   -----------------
          Net Cash Provided (Used) by Financing Activities                                        (24,796)             24,621
                                                                                        -----------------   -----------------
NET INCREASE IN CASH                                                                                9,230                   -

NET CASH AT BEGINNING OF PERIOD                                                                     3,601                   -
                                                                                        -----------------   -----------------

NET CASH AT END OF PERIOD                                                               $          12,831   $               -
                                                                                        =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                                $               -   $               -
  Cash paid for income taxes                                                            $               -   $               -



                    The accompanying notes are an integral part of these consolidated financial statements.

                                                               8

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2004 and June 30, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

         A. Results of Operations

         Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party's unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company received no revenues during the fiscal quarter ended December 31, 2004 and at the end of the period its current liabilities exceeded its total assets by approximately $1,709,432. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in one sale of tires in fiscal 2002, which were delivered in July 2003, and one sale in January of 2004. The company also completed and delivered two shredders during the previous quarter and subsequent to the end of the current quarter signed an agreement to deliver another shredder . The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful. The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

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

         Historically, GMC had determined that it could manufacture the Garbalizer Shredders more economically on a contract basis with local machine shops in lieu of its own manufacturing facilities and personnel. The company has now discovered that the shredders can be built much more economically outside of the United States and would give the company better advantage to compete with larger and better financed competitors. The Company has investigated this potential and decided that future shredders should be constructed outside of the United States to give the Company more flexibility in marketing. During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of December 31, 2004 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware, a Distributorship in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland, and another Distributorship in Virginia which covers other areas in Florida, Georgia, Alabama, South Carolina, North Carolina, Virginia, West Virginia, Kentucky, Ohio, Pennsylvania, Delaware, District of Columbia, New Jersey, New York, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

         All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of December 31, 2004, the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

         Trenergy Radioactive Waste Technology

         On May 11, 1998, the Company entered into a Project Development and Construction Agreement with Trenergy Inc. ("Trenergy"). Pursuant to the Trenergy Agreement, the Company has been engaged to provide consulting and analysis regarding the potential commercial application of Trenergy's unproven claimed technology to neutralize and remediate radioactive waste. Trenergy has reported to the Company that the Trenergy technology has the potential of neutralizing radioactive waste. The Company has not verified Trenergy's claims. If true, Trenergy's technology would involve a substantial departure from current methodology and currently accepted scientific principles. Trenergy has informed the Company that it has applied for a patent on the Trenergy technology. Filing of a patent application does not indicate that any third party has verified the validity of the technology. The Trenergy Agreement is for a five-year term with renewal provisions and gives the Company the right to build all systems and plants for Trenergy on a cost plus basis which cannot exceed similar costs for similar projects. The Company is designated as Trenergy's exclusive agent to exploit the Trenergy technology outside of the United States with the exception of the Republic of Belarus, Ukraine, Romania, Macedonia, Greece and Hungary. Trenergy and the Company intend to equally share license revenues from potential licenses of the Trenergy technology in the Company's territory; provided that Trenergy may negotiate the Company's compensation for licenses where Trenergy had initial discussions with the licensee. No licenses for the Trenergy technology have been granted as of the date of this report and it is possible such licenses may not be granted in the future. Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at December 31, 2004, had not completed the "hot test" which would further prove if the process could be viable. As of December 31, 2004, the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

         UTTI Tire Repair and Resale Business

         The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of December 31, 2004, both the Company and UTTI have decided that future operations for UTTI probably would not be re-started. The Company is proposing to establish used tire processing and sales joint ventures with purchasers of tire shredders or OTR Tire Disintegrator Systems in the United States, to date the Company does not have any agreements to establish such joint ventures. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit.

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

         Research and Development

         During the periods ended December 31, 2004 and 2003, the Company has not expended any funds on research and development activities.

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

         At December 31, 2004, the Company had a deficit in working capital of $1,741,092 and a current ratio (current assets to current liabilities) of approximately .008164. At June 30, 2004, the Company had a deficit in working capital of $1,846,573 and a current ratio of approximately .00262.

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

 31       31.2    Certification of Chief               Filed herewith
                  Executive Officer and
                  Principal Financial Officer of
                  Periodic Report
                  pursuant to Rule 13a-14a
                  and Rule 15d-14(a)

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


                                                Galtech Semiconductor
                                                Materials Corporation



Date: 02/11/05                                  By: /s/  John C Brewer
                                                   -----------------------------
                                                   John C Brewer, President
                                                   Principal Executive Officer


Date: 02/11/05                                  By: /s/  Charles Laver
                                                   -----------------------------
                                                   Charles Laver, Treasurer
                                                   Principal Financial and
                                                   Accounting Officer