Form 10QSB
period 2005-03-31
GARB OIL & POWER CORP
filed 2005-05-20
CIK 798371

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005



         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to _______________.


                           Commission File No. 0-14859


                         GARB OIL AND POWER CORPORATION
                 ----------------------------------------------
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

                                 March 31, 2005
                                   20,000,000







                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.
-----------------------------

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets



                                                     ASSETS


                                                                             March 31,              June 30,
                                                                                2005                  2004
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                                  $          61,495     $           3,601
   Inventory                                                                        28,797                30,232
   Work in progress                                                                 59,638                     -
   Prepaid expenses                                                                    300                 1,250
                                                                         -----------------     -----------------

     Total Current Assets                                                          150,230                35,083
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              31,340                30,099
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (52,404)              (51,530)
                                                                         -----------------     -----------------

     Total Property and Equipment                                                    1,116                   749
                                                                         -----------------     -----------------

OTHER ASSETS

   Assets under construction                                                             -                80,877
                                                                         -----------------     -----------------

     Total Other Assets                                                                  -                80,877
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $         151,346     $         116,709
                                                                         =================     =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             March 31,              June 30,
                                                                                2005                  2004
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Customer deposit                                                      $         144,905     $         210,000
   Accounts payable and accrued expenses                                            61,796                53,018
   Notes payable                                                                    60,000                60,000
   Notes payable - related parties                                                 565,484               594,689
   Accrued interest                                                                 38,395                24,480
   Accrued interest- related parties                                               331,182               309,237
   Wages payable                                                                   638,619               600,000
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   1,840,381             1,851,424
                                                                         -----------------     -----------------

     Total Liabilities                                                           1,840,381             1,851,424
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,660,503             2,654,811
   Treasury stock; 0 and 126,500 shares at cost,
     respectively                                                                        -               (10,455)
   Accumulated deficit                                                          (4,349,538)           (4,379,071)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (1,689,035)           (1,734,715)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $         151,346     $         116,709
                                                                         =================     =================



                 The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)




                                                              For the Three Months Ended          For the Nine Months Ended
                                                                      March 31,                             March 31,
                                                          ----------------------------------   -----------------------------------
                                                                2005               2004             2005                  2004
                                                          --------------      --------------   --------------       --------------
REVENUE                                                   $       91,809      $            -   $      590,559       $      150,000

COST OF SALES                                                      1,435              97,442          309,090               97,442
                                                          --------------      --------------   --------------       --------------

GROSS MARGIN                                                      90,374             (97,442)         281,469               52,558
                                                          --------------      --------------   --------------       --------------

EXPENSES

   Salary, wages and commissions                                  24,263              22,315           77,234               65,277
   Office                                                          1,421               5,060            3,564                7,160
   Rent                                                            3,600               2,850            9,300                8,550
   Telephone                                                         782                 710            2,434                1,897
   Professional fees                                               3,923               2,169           12,192               10,898
   Insurance                                                       1,496               2,181            5,340                6,307
   Tax and licenses                                                1,784               1,412            4,472                2,915
   Travel                                                          3,846              15,422           15,190               16,686
   Advertising                                                       185               1,207            1,612                1,357
   Depreciation                                                      312                 512              874                1,535
   Repairs and maintenance                                         2,185                  70           12,969                  139
   Other                                                           9,258                (994)          14,746                2,025
                                                          --------------      --------------   --------------       --------------

     Total Expenses                                               53,055              52,914          159,927              124,746
                                                          --------------      --------------   --------------       --------------

OPERATING INCOME (LOSS)                                           37,319            (150,356)         121,542              (72,188)
                                                          --------------      --------------   --------------       --------------

OTHER INCOME (EXPENSES)

   Interest expense                                              (16,922)            (19,398)         (92,009)             (51,247)
                                                          --------------      --------------   --------------       --------------

     Total Other Income (Expense)                                (16,922)            (19,398)         (92,009)             (51,247)
                                                          --------------      --------------   --------------       --------------

NET INCOME (LOSS) BEFORE INCOME TAXES                             20,397            (169,754)          29,533             (123,435)
                                                          --------------      --------------   --------------       --------------

INCOME TAXES                                                           -                   -                -                    -
                                                          --------------      --------------   --------------       --------------

NET INCOME (LOSS)                                         $       20,397      $     (169,754)  $       29,533       $     (123,435)
                                                          ==============      ==============   ==============       ==============

BASIC INCOME (LOSS) PER SHARE                             $         0.00      $        (0.01)  $         0.00       $        (0.01)
                                                          ==============      ==============   ==============       ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                        20,000,000          20,000,000       20,000,000           20,000,000
                                                          ==============      ==============   ==============       ==============



                         The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                            Consolidated Statement of Stockholders' Equity (Deficit)



                                                        Common Stock                              Treasury Stock
                                                  -------------------------  Accumulated    --------------------------
                                                   Shares          Amount       Deficit        Shares        Amount
                                                  ----------  -------------  ------------   -------------  -----------
Balance, June 30, 2004                            20,000,000  $   2,654,811  $ (4,379,071)        126,500  $   (10,455)

August 11, 2004, treasury stock
  Issued (unadudited)                                      -          5,692             -        (126,500)      10,455

Net income for the period ended
 March 31, 2005 (unaudited)                                -              -        29,533               -            -
                                                  ----------  -------------  ------------   -------------  -----------

Balance, March 31, 2005
 (unaudited)                                      20,000,000  $   2,660,503  $ (4,349,538)              -  $         -
                                               =============  =============  ============   =============  ===========



              The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)


                                                                                         For the Nine Months Ended March 31,
                                                                                               2005                 2004
                                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                                    $          29,533   $        (123,435)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                                                     874               1,536
Changes in current assets and liabilities:
     Inventory                                                                                      1,435                   -
     Work in progress                                                                             (59,638)            (67,313)
     Prepaid expenses                                                                                 950                (950)
     Construction in progress                                                                      80,877                   -
     Accounts payable and accrued expenses                                                         24,925             194,521
     Accrued payroll                                                                               38,619              36,000
     Accrued interest payable and accrued interest
       payable-related party                                                                       35,860              29,753
     Equity option liability                                                                            -                (805)
     Other current liabilities                                                                    (65,095)                  -
                                                                                        -----------------   -----------------

       Net Cash Provided by Operating Activities                                                   88,340              69,307
                                                                                        -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property and equipment                                                                          (1,241)               (239)
                                                                                        -----------------   -----------------

       Net Cash Used by Investing Activities                                                       (1,241)               (239)
                                                                                        -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                                                       -                (134)
   Proceeds from notes payable - related party                                                    184,000             (27,499)
   Payments on notes payable - related party                                                     (213,205)                  -
                                                                                        -----------------   -----------------
     Net Cash Used by Financing Activities                                                        (29,205)            (27,633)
                                                                                        -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                                                    57,894              41,435

NET CASH AT BEGINNING OF PERIOD                                                                     3,601                   -
                                                                                        -----------------   -----------------

NET CASH AT END OF PERIOD                                                               $          61,495   $          41,435
                                                                                        =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Cash paid for interest                                                               $               -   $               -
   Cash paid for income taxes                                                           $               -   $               -



                         The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        March 31, 2005 and June 30, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - PRESENTATION

         The June 30, 2004 balance sheet presentation, as well as the March 31, 2004 cash flow statement presentation have been changed in order to remain consistent with the March 31, 2005 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------


A. Description of Business
--------------------------

Garb Oil & Power Corporation (the "Company") is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products , a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through Distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has also entered into negotiations with sellers and buyers to market scrap steel that it plans to purchase from generators of scrap steel material and sell the scrap steel to Asian markets which are experiencing shortages of scrap steel to manufacture steel shapes and steel products. There is no guarantee that this will be successful but if successful the financial potential for the company is quite positive.

The Company recognized revenues of $91,809 in the quarter ended March 31, 2005 and at the end of the period its current liabilities exceeded its total assets by approximately $1,690,151. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in a signed sole agreement meant for tires in fiscal 2003, which were delivered in May 2004, and contracts for the sale of shredders during the current fiscal year. The Company is currently under contract to manufacture another shredder which is under construction as of March 31, 2005. There are continuing negotiations for additional significant sales but there is no assurance they will materialize during fiscal 2004. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

The Company's predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

OTR Tire Processing System
--------------------------

The Company has designed a system known as the OTR Tire Disintegrator System which it believes will be capable of recovering used rubber from large, off-the-road (OTR) tires. The Company has completed the design engineering of the OTR Tire Disintegrator System, but to date has not constructed a commercially operating system. The Ukrainian company INTERPIPE, described in previous filings, failed to perform and the contract that was negotiated and signed was cancelled as per conditions that required performance during a given period of time. Following termination of the contract with INTERPIPE the company has since entered into negotiations with the Chinese company who manufactures shredders for the company to develop the OTR system. As of this date a contract has not been signed but negotiations are continuing and appear favorable.

Although such negotiations are underway there is no assurance that the negotiations will result in an Agreement between the two companies or that the process would be successful if constructed.

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

The Company announced the availability of the OTR Tire Disintegrator System in July 1992. Although the Company has received and continues to receive numerous inquiries from potential buyers or users of the OTR Tire Disintegrator System, it has not built or sold an OTR Tire Disintegrator System. The Company's original intent was to retain ownership of the OTR Tire Disintegrator System, allowing its use by persons who purchase an exclusive territory from the Company and who agree to pay the Company a share of any profits earned. However, the Company has decided to modify its requirements to allow others to purchase and use the technology and machinery on a license and royalty based upon gross sales.

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

The Garbalizer Shredders are offered in mobile and stationary models, Single and Twin Shaft machines of various capacities.

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

Historically, GMC had determined that it could manufacture the Garbalizer Shredders more economically on a contract basis with local machine shops in lieu of its own manufacturing facilities and personnel. The company has now discovered that the shredders can be built much more economically outside of the United States and would give the company better advantage to compete with larger and better-financed competitors. The Company has investigated this potential and decided that future shredders should be constructed outside of the United States to give the Company more flexibility in marketing. Beginning in 2004 the Company began manufacture of its shredders in China and has since purchased three machines from this source.

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2003 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. In previous filings the Company reported signing an agreement with a company in the Ukraine (MICRON SA) to manufacture and market its shredders and related machinery and other technology throughout Europe. The Ukrainian Company failed to perform as per Agreement and the contract was cancelled..

The Company cancelled its Distributorship agreement with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America for failure to perform as per requirements of its Contract with the Company.

The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. As previously stated, Shredders and related equipment is now being manufactured in China. Anticipated advantages of having machinery manufactured in South America did not materialize and the company, as stated earlier, now has its machinery manufactured in China, which has proven to be advantageous. The company who manufactures the equipment is a large company with capabilities of manufacturing the machinery in less time making it possible to delivery the machinery in approximately the same time frame in spite of longer shipping time. The Agreement with the Princeton Group has been successful and beneficial for the Company.

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

Crumb Rubber Plants
-------------------

The Company is attempting, to market plants and equipment to process scrap passenger car and light truck tires into crumb rubber. The Company is advertising such plants worldwide on a "turn-key" basis. The equipment for such plants will include third party equipment, equipment made to the Company's specifications, shredders and other items provided by the Company. The new marketing strategy currently being established by the Company has made available crumb rubber technology, which heretofore was not available to the Company.

If the Company is successful in selling a crumb rubber plant, it will be exposed to the risks of process engineering and equipment manufacturing concerns, including potential contract, warranty and liability claims. The Company has limited experience in engineering for or constructing crumb rubber plants. The Company relies on third parties including engineers and sub-contractors for the supply of a majority of the equipment in the plant and the actual assembly and construction labor. The company in China, who manufactures shredders and related machinery for the Company, is a very large company and has capabilities to assist the Company in building and installing and guaranteeing crumb rubber plants if the Company is successful in marketing the systems.

Trenergy Radioactive Waste Technology, described in previous filings has been unsuccessful in proving the technology to process the radioactive waste successfully and the Company did not re-new the contract when it expired.

Although the Company decided that UTTI Tire Repair and Resale Business as reported in previous filings would not be re-started the Company continues proposing to establish used tire processing and sales joint ventures with purchasers of tire shredders or OTR Tire Disintegrator Systems in the United States, to date the Company does not have any agreements to establish such joint ventures. As with any start-up operation, there is substantial uncertainty regarding its ability to operate at a profit. The Company owns 55% of UTTI, Corporation which interest it received in exchange for guaranteeing the loan for startup capital, its expertise and other intangible capital contributions. The remaining 45% of UTTI is owned by an investor who loaned $165,000 of seed capital to UTTI and who is an officer and director of UTTI.

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

In addition to the above patents, the Company has the following patents which relate to Tar Sand development:

Hydropulper & Classifier for Tar
--------------------------------

         Sand Application                            Patent No. 3,814,336
         Improvement Patents for Tar Sands           Patents No. 4,361,476


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

         At March 31, 2005, the Company had a deficit in working capital of $1,690,151 and a current ratio (current assets to current liabilities) of approximately 0.0816. At June 30, 2004, the Company had a deficit in working capital of $1,816,341 and a current ratio of approximately 0.0189.

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

Item 3. Controls and Procedures.
--------------------------------

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

         None; not applicable.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

         See the heading "Plan of Operations" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

         None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None; not applicable.

Item 5. Other Information.
---------------------------

         None; not applicable.


Item 6. Exhibits and Reports on Form 8-K.
------------------------------------------

         (a) Exhibits.

         Section  Exhibit
           No.       No.          Description                      Location
         -------  -------  ---------------------------------  ------------------
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


                                                  Garb Oil and Power Corporation


Date: 05/20/05                                    By: /s/ John C Brewer
                                                     ---------------------------
                                                     John C Brewer, President
                                                     Principal Executive Officer


Date: 05/20/05                                    By: /s/ Charles Laver
                                                     ---------------------------
                                                     Charles Laver, Treasurer
                                                     Principal Financial and
                                                     Accounting Officer