Form 10KSB/A
period 2004-06-30
GARB OIL & POWER CORP
filed 2005-07-22
CIK 798371

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                       GARB OIL & POWER CORPORATION


                                       By: /s/ Louis J. Zant
                                         --------------------------------------
                                         Louis J. Zant, Chief Executive Officer

         DATED this 21st Day of July, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date:   July 21st, 2005     /s/ Louis J. Zant
                                             ----------------------------
                                             Louis J. Zant, President

         2. And by its principal financial officer and principal accounting officer.


                  Date:    July 21st, 2005    /s/ John C. Brewer
                                             ----------------------------
                                             John C. Brewer, Treasurer

         3. And by a majority of its Board of Directors.


                  Date:    July 21st, 2005    /s/ Louis J. Zant
                                             ----------------------------
                                             Louis J. Zant, Director


                  Date:    July 21st, 2005   /s/ John C. Brewer
                                            ----------------------------
                                            John C. Brewer, Director


                  Date:    July 21st, 2005   /s/ Bill Vee Anderson
                                            ----------------------------
                                            Bill Vee Anderson, Director