Form 10KSB
period 2005-06-30
GARB OIL & POWER CORP
filed 2005-10-13
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from_______ to _______

                         Commission file Number 0-14859

                          GARB OIL & POWER CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

             Utah                                         87-0296694
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification. No.)
 incorporation or organization)

                        1588 South Main Street, Suite 200
                           Salt Lake City, Utah 84115
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $590,559

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

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005, the Issuer had outstanding 20,000,000 shares of common stock (no par value).


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

The Company received revenues of $590,559 in the fiscal year ended June 30, 2005 and at the end of the year its current liabilities exceeded its total assets by approximately $1,762,970. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder October 2004, and a contract for the sale of an additional shredder which is under construction as of June 30, 2005. There are continuing negotiations for additional significant sales but there is no assurance they will materialize during fiscal 2005. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2005 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of June 30, 2005 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy has continued research on the process but at June 30, 2001 had not completed the "hot test" which would further prove if the process could be viable. As of June 30, 2005 the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

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

Employees

The Company's CFO, John C. Brewer, it's Chief Engineer and Secretary each devote 40 hours, or more, per week to the Company's business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

The Company believes its relationship with its employees to be good. The Company is not a party to any collective bargaining agreement.

Research and Development

During the fiscal years ended June 30, 2005 and 2004, the Company has not expended any funds on research and development activities.

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

2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 1588 South Main Street on a lease basis, which expired in November 2004. An option for an additional 5 years renewal is currently under negotiation. The offices consist of approximately 1,400 square feet and more square footage is being negotiated. The premises are being leased from Utah Automobile Dealers Association, an unrelated third party, on a monthly basis. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease.

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

During the years ended June 30, 2005 and 2004, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

   Period
         (Fiscal Year)                               High              Low
         -------------                               ----              ---

             2004
             ----
         1st Quarter                                  .06               .045
         2nd Quarter                                  .06               .045
         3rd Quarter                                  .10               .05
         4th Quarter                                  .07               .055

            2005
            ----
         1st Quarter                                  .06               .045
         2nd Quarter                                  .065              .032
         3rd Quarter                                  .055              .032
         4th Quarter                                  .40               .025

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

Sales of Unregistered Securities

During the fiscal year ended June 30, 2005 no sales of unregistered securities were made by the Company.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As discussed further in Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. As of June 30, 2005 the Company had none of these shares remaining.

Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. Management also believes that with the new marketing strategies that are now implemented the potential for machinery sales has increased. The Company is now in the process of marketing commodities imported from China through its Minority Distributor, Lone Willow, LLP of Virginia. The Company has submitted quotes for dry wall, cement and other building materials to Lone Willow which Lone Willow will market to users of such materials in the Eastern, North Eastern and South Eastern United States. Because of its Minority status Lone Willow has an opportunity to achieve a favorable position for sales to contractors involved in rebuilding in Louisiana, Mississippi, Texas and other areas. Additional building materials and other commodities are available to the Company from China if the Company and Its Distributor are successful in marketing the commodities. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company's continuing viability in the absence of revenues. Substantially all of the Company's existing liabilities, other than trade payables and deferred revenue, are owed to the Company's Chief Financial Officer, John Brewer or other shareholders of the Company. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2005 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,764,024. The working capital deficit at June 30, 2004 was $1,846,573. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

When shredding machines are sold the company requires that 50% of the total selling price be deposited with the company as protection against cancellation of the sales contract. The company has access to these funds and uses them to cover part of the manufacturing costs of the shredder. The company is also required to give a deposit to the manufacturer of the shredder, at the time the company contracts with the manufacturer to build a machine. When the machine is finished and delivered to the buyer, it is completed and tested prior to delivery. At the time of shipment the buyer is required to pay the balance due on the sales contract. Because of the successful history of the company's machine performance, the deposit requirement has not presented a problem in sales. For one year the buyer has a warranty to cover performance of the machine.

The Company received revenue from the sale of two shredders and spare parts of $553,750 during the current fiscal year, as well as revenue from a customer deposit which defaulted to the Company when the customer was unable to perform on the associated contract, and miscellaneous parts sales. The resulting gross profit from these revenues is approximately $278,084 or 47%.

The Company derived income from operations before other income (expense) and extraordinary items during the year ended June 30, 2005 of $64,392 compared to an operating loss of $137,951 for the year ended June 30, 2004. Total expenses for 2005 were $213,692 compared to $163,813 in 2004. Salaries, wages and commissions were $117,692 for 2005 compared to $93,054 for 2004. Rental expenses were $13,900 in 2005 and $11,400 in 2004. Total expenses increased primarily because of increases in Salaries, wages and commissions and Travel expenses. These expenses have increased because of the increase in activity. An additional engineer has been hired and additional commissions have been paid on the shredder sales. Travel costs have increased due to several trips to China regarding the shredder contracts and other marketing opportunities. If more of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2005 was $33,947 compared to a net loss of $196,183 in 2004. On a per share basis, the net loss for the year ended June 30, 2005 was ($0.00) compared to net loss of ($0.01) in 2004. Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

UTTI is 55% owned by the Company and operates at a loss. UTTI's losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder's interest in the UTTI loss. For several years the tire repair equipment owned by UTTI has been stored in facilities in Illinois for use by a company associated with Garb-Oil. Consequently there has been no storage or rental expense related to the UTTI tire repair equipment during this time. Current plans include use of this machinery at facilities owned by a purchaser of one of the company's shredders. Current negotiations are continuing regarding use of the tire repair machinery and the company is incurring no storage costs during these negotiations.

During the year ended June 30, 2005, the Company had a net increase in cash of $50,894. The primary sources of cash were from the sale of shredders and additional loans from financing activities.

7. FINANCIAL STATEMENTS


            [The remainder of this page was intentionally left blank]

                 GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

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

Consolidated Statements of Cash Flows...................................... F-8

Notes to the Consolidated Financial Statements ............................ F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the consolidated balance sheets of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2005, and the consolidated results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in the production and marketing of tire shredding machines as well as the marketing of various types of tires. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates

HJ & Associates, LLC
Salt Lake City, Utah
October 5, 2005

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheet


                                                     ASSETS

                                                                                                     June 30,
                                                                                                       2005

CURRENT ASSETS
   Cash                                                                                        $          54,495
   Work in progress - Note 9                                                                             199,164
   Inventory                                                                                              28,797
   Prepaid expenses                                                                                        1,500
                                                                                               -----------------

     Total Current Assets                                                                                283,956
                                                                                               -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                                                    2,500
   Office equipment                                                                                       11,658
   Tools and equipment                                                                                    31,340
   Building improvements                                                                                   8,022
   Less:  accumulated depreciation                                                                       (52,466)
                                                                                               -----------------

     Total Property and Equipment                                                                          1,054
                                                                                               -----------------


     TOTAL ASSETS                                                                              $         285,010
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

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheet (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                    June 30,
                                                                                                      2005

CURRENT LIABILITIES
   Customer deposit                                                                            $         144,905
   Accounts payable and accrued expenses                                                                  89,755
   Notes payable - Note 7                                                                                 30,000
   Notes payable - related parties - Note 3                                                              765,923
   Accrued interest                                                                                       23,182
   Accrued interest - related parties - Note 3                                                           345,168
   Wages payable                                                                                         649,047
                                                                                               -----------------

     Total Current Liabilities                                                                         2,047,980
                                                                                               -----------------

     Total Liabilities                                                                                 2,047,980
                                                                                               -----------------

COMMITMENT & CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                                          2,650,048
   Accumulated deficit                                                                                (4,413,018)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                             (1,762,970)
                                                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $         285,010
                                                                                               =================

                The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Operations


                                                                                      For the Years Ended
                                                                                           June 30,
                                                                                   2005                 2004
                                                                            ------------------  ------------------
SALES
   Shredder sales                                                           $          553,750  $                -
   Tire sales                                                                                -             150,000
   Contract defaults                                                                    35,000                   -
   Other sales                                                                           1,809                   -
                                                                            ------------------  ------------------

     Total Revenues                                                                    590,559             150,000
                                                                            ------------------  ------------------

COST OF SALES
   Cost of shredders                                                                   311,040                   -
   Cost of tires                                                                             -             124,138
   Other direct costs                                                                    1,435                   -
                                                                            ------------------  ------------------

     Total Cost of sales                                                               312,475             124,138
                                                                            ------------------  ------------------

GROSS PROFIT                                                                           278,084              25,862
                                                                            ------------------  ------------------

EXPENSE

   Salary and wages                                                                    104,520              87,866
   Sales commissions                                                                    13,172               5,188
   Office                                                                                4,257               7,883
   Rent                                                                                 13,900              11,400
   Telephone                                                                             3,271               2,408
   Professional fees                                                                    17,699              12,835
   Insurance                                                                             7,978               8,790
   Taxes and licenses                                                                    4,974               4,043
   Travel                                                                               25,138              12,013
   Advertising                                                                           1,611               1,558
   Depreciation                                                                            936               1,427
   Auto expense                                                                              -                   -
   Repairs and maintenance                                                               5,274                 139
   Other                                                                                10,962               8,263
                                                                            ------------------  ------------------

     Total Expenses                                                                    213,692             163,813
                                                                            ------------------  ------------------

OPERATING INCOME (LOSS)                                                                 64,392            (137,951)
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (98,339)            (59,037)
   Income from expired option                                                                -                 805
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                      (98,339)            (58,232)
                                                                            ------------------  ------------------

NET LOSS                                                                    $          (33,947) $         (196,183)
                                                                            ==================  ==================
BASIC LOSS PER SHARE                                                        $            (0.00) $            (0.01)
                                                                            ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                       19,985,790          19,873,500
                                                                            ==================  ==================


                 The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Stockholders' Equity (Deficit)



                                            Common Stock                                     Treasury Stock
                                   ------------------------------      Accumulated    -------------------------------
                                        Shares         Amount            Deficit           Shares           Amount
                                   --------------  --------------    --------------   --------------   --------------
Balance, June 30, 2003                 20,000,000  $    2,654,811    $   (4,182,888)         126,500   $      (10,455)

Net loss for the year ended
  June 30, 2004                                 -               -          (196,183)               -                -

Balance, June 30, 2004                 20,000,000       2,654,811        (4,379,071)         126,500          (10,455)

Issue treasury stock in
  payment of accrued interest                   -          (4,763)                -         (126,500)          10,455

Net loss for the year ended
  June 30, 2005                                 -               -           (33,947)               -                -
                                   --------------  --------------    --------------   --------------   --------------

Balance, June 30, 2005                 20,000,000  $    2,650,048    $   (4,413,018)               -                -
                                   ==============  ==============    ===============  ==============   ==============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows



                                                                                           For the Years Ended
                                                                                                 June 30,
                                                                                           2005              2004
                                                                                   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $         (33,947)  $        (196,183)
    Adjustments to reconcile net loss to net cash provided
    (used) in operating activities:
     Depreciation                                                                                936               1,427
   Changes in current assets and liabilities:
     Restricted cash                                                                               -                   -
     Prepaid expenses                                                                           (250)               (950)
     Work in progress                                                                       (118,287)            (80,877)
     Inventory                                                                                 1,435                   -
     Accounts payable and accrued expenses                                                    42,427              (5,329)
     Customer deposits                                                                       (65,095)                  -
     Accrued payroll                                                                          49,047              48,000
     Accrued interest payable and accrued interest payable
       - related party                                                                        34,634              33,951
     Equity option liability                                                                                        (805)
     Other current liabilities                                                                     -             200,000
                                                                                   -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                      (89,100)               (766)
                                                                                   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Equipment                                                                                  (1,241)                  -
                                                                                   -----------------   -----------------

       Net Cash Used by Investing Activities                                                  (1,241)                  -
                                                                                   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                                                  -                (134)
   Proceeds from notes payable -related party                                                171,235               4,501
   Payment of note payable                                                                   (30,000)                  -
                                                                                   -----------------   -----------------

     Net Cash Provided by Financing Activities                                               141,235               4,367
                                                                                   -----------------   -----------------

NET INCREASE IN CASH                                                                          50,894               3,601

NET CASH AT BEGINNING OF PERIOD                                                                3,601                   -
                                                                                   -----------------   -----------------

NET CASH AT END OF PERIOD                                                          $          54,495   $           3,601
                                                                                   =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                          $          45,972   $               -
   Cash paid for income taxes                                                      $               -   $               -




                 The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


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

         c. Basis of Presentation - Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2005 and 2004, the Company has incurred a net loss of $33,947 and $196,183, respectively, and as of June 30, 2005, the Company's accumulated deficit was $4,413,018. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. The company sells tire shredders and has sold one machine in the current fiscal year, and is under contract to deliver one more next year. The Company also imports new tires from China to be sold through Black Minority Distributors. The company has imported and sold two orders of new tires for a total of $305,400 in recent years. A new scrap tire- processing machine owned by the company is being developed in China and the pilot

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         model is expected to be completed before the end of 2005. In the Business Description section of the 10K report the machine is described and discussed as the OTR Disintegrator machine to process large Off the Road Tires used in the mining, road construction and related industries. There are hundreds of millions of these large scrap tires stored worldwide at various mining sites that can be recycled if the machine proves successful when completed and tested. Currently there are no machines available that are capable of processing these large tires. Current plans to utilize this machine have been made by the company to sell or lease the machines with a continuing royalty to be paid the company each year for a seven-year period. Representatives of the company have contacted the companies who have the stockpiled OTR scrap tires and have received much interest and indications that the companies would like to become involved when the machines are ready for operation

         d. Principles of Consolidation

         The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

         e. Property and Equipment

         Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2005 and 2004, was $936 and $1,427, respectively.

         The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         f. Revenue Recognition

         Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured. The sales recorded in 2005 and 2004 were to single customers.

         g. Advertising Costs

         The Company expenses all advertising costs as incurred. Advertising expense was $1,611 and $1,558 for the years ending June 30, 2005 and 2004, respectively.

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

         i. Basic Income (Loss) Per Share

         The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                      For the Years Ended
                                                             June 30,
                                                       2005          2004
                                                  -------------  ------------

         Net income (loss) (numerator)            $     (33,947) $   (196,183)

         Weighted average shares outstanding
           (denominator)                             19,985,790    19,873,500
                                                  -------------  ------------

         Basic income (loss) per share            $       (0.00) $      (0.01)
                                                  =============  ============

         j. Financial Instruments

         Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2005. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

         k. Concentration of Credit Risk

         The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

         l. Newly Issued Accounting Pronouncements

         During the year ended June 30, 2005, the Company adopted no new accounting pronouncements.

NOTE 2 - UTAH TRUCK TIRE, INC.

         Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2005 and 2004. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company executed an employment agreement with its then President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. On June 15, 2005 a new President was appointed and the former President became the Chief Financial Officer. Under the terms of the agreement, the CFO's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2005 and 2004, the CFO (former president) was owed accrued salary of $648,000 and $600,000, respectively.

         During the years ended June 30, 2005 and 2004, notes payable - related parties increased $171,234 and $4,501. The changes are due to additional proceeds from and payments on notes payable.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

         Accounts payable and notes payable to related parties consisted of the following at June 30, 2005:


           Accounts payable to a related party, due on demand, no
             interest                                               $   227,118

           Note payable to a related party, due on demand, plus
             interest at 12% per annum, unsecured.                      265,312

           Note payable to a related party, due July 15, 2005,
             plus loan fee of 80,000 shares of company stock and
             $500 per week penalty                                       40,000

           Note payable to a related party, due on demand, plus
             interest at 12% per annum, unsecured.                       68,493

           Note payable to a related party, due on demand, plus
             interest at 12% per annum, unsecured.                      165,000
                                                                    -----------

           Total note payable to related parties                        765,923

           Less: Current Portion                                       (765,923)
                                                                    -----------

           Long-Term Notes Payable to Related Parties               $         -
                                                                    ===========

         The aggregate principal maturities of notes payable to related parties are as follows:

                      Year Ended
                         June 30,                           Amount

                           2006                       $         765,923
                           2007                                       -
                           2008                                       -
                           2009                                       -
                    2010 and thereafter                               -
                                                      -----------------

                          Total                       $         765,923
                                                      =================

         As of June 30, 2005 and 2004, accrued interest related to the related party notes payable was $345,168 and $309,237, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2005 and 2004 was $87,866 and $49,075, respectively.

NOTE 4 - INCOME TAXES

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


NOTE 4 - INCOME TAXES (Continued)

         likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of June 30, 2005 and 2004.

                                                                               2005               2004
                                                                      ------------------  -----------------
         Deferred tax liabilities:
           NOL Carryover                                              $          949,082  $         968,330
           Related Parties                                                       396,800            364,100

         Deferred tax liabilities:                                                     -                  -

         Valuation allowance                                                  (1,345,882)        (1,332,430)
                                                                      ------------------  -----------------

         Net deferred asset                                           $                -  $               -
                                                                      ==================  =================

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2005 and 2004 due to the following:
                                                                              2005                2004
                                                                      ------------------  -----------------
         Book income                                                  $         (13,240)  $         (76,510)
         Related accruals                                                              -                  -
         Accrued wages                                                                 -                  -
         Meals and entertainment                                                     149                  -
         Other                                                                      (357)             2,345
         NOL allowance                                                                 -                  -
         Valuation allowance                                                      13,448             74,165
                                                                      ------------------  -----------------

                                                                      $                -  $               -
                                                                      ==================  =================

         At June 30, 2005, the Company had net operating loss carryforwards of approximately $2,450,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the June 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - COMMITMENTS

         During the year ended June 30, 2001, the Company signed a Confidentiality & Non-Circumvention agreement with Micron Manufacturing for the purpose of building equipment for Garb Oil to import to North America for sale to the scrap tire processing industry. Micron Manufacturing was to have engineered a pilot model of the shredder. Once the pilot model was complete, a formal agreement was to have been signed.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 5 - COMMITMENTS (Continued)

         During the period of time the company's agreement was in effect with Micron the company communicated and met with executives of Micron who informed the company they would not be able to fulfill the terms of the agreement. They indicated to the company that, after a thorough examination of the machine design drawings, it was discovered that Micron would be unable to manufacture certain parts of the shredder. The company decided it would not be financially feasible for the company to obtain from other sources the components not manufactured by Micron and after discussions with Micron management, mutually acceptable terms for canceling were agreed to and executed. The machine is now currently under development in China; the pilot model is expected to be completed before the end of 2005.

         The Company executed an employment agreement with its then President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. On June 15, 2005, a new President was appointed and the former President became the Chief Financial Officer. Under the terms of the agreement, the CFO's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2005, the CFO (former president) is owed $648,000 of accrued salary.

NOTE 6 - OPERATING LEASES

         The Company shares office space with Garbalizer Corporation of America under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $13,900 and $11,400 for the years ended June 30, 2005 and 2004, respectively.

NOTE 7 - NOTES PAYABLE

         During the years ended June 30, 2005 and 2004, notes payable decreased $30,000 and increased $0. The changes are due to payments of, and proceeds from, additional notes payable. No payments were made on notes payable during the years ended June 30, 2004.

         Notes payable consisted of the following at June 30, 2005:

         Note payable, due on demand, plus interest
           at 8% per annum, unsecured.                        $          30,000

         Less: Current Portion                                          (30,000)
                                                              -----------------

         Long-Term Notes Payable                              $               -
                                                              =================

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 7 - NOTES PAYABLE (Continued)

         The aggregate principal maturities of notes payable are as follows:

                  Year Ended
                     June 30,                                  Amount

                       2006                              $          30,000
                       2007                                              -
                       2008                                              -
                       2009                                              -
                2010 and thereafter                                      -
                                                         -----------------

                      Total                              $          30,000
                                                         =================

         As of June 30, 2005 and 2004, accrued interest related to notes payable was $7,400 and $12,585, respectively. Interest expense related to notes payable for the years ended June 30, 2005 and 2004 was $6,868 and $6,000, respectively.

NOTE 9 - STATEMENT OF CASH FLOWS CLASSIFICATION

         At June 31, 2004, costs being accumulated regarding the construction of a shredder machine were incorrectly shown as an investment activity. At June 30, 2005, these costs have been reclassified as operating costs.

NOTE 10 - SUBSEQUENT EVENTS

         On July 13, 2005 the shredder which was under construction as of the balance sheet date was delivered. Income and related costs from this transaction will be recognized as of that date. During August of 2005 the board of directors terminated the employment of its new President and CEO, who had been appointed June 15, 2005. The former President, who is also the chairman of the board of directors, was appointed as Chief Financial Officer. Upon the termination of the new President, the chairman of the board was appointed Acting President and CEO.

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

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

               Name            Age    Position
               ---------                -----    ------------
         John C. Brewer         82      Acting President and CEO, CFO, Chairman
                                        of the Board of Directors and Director

         Bill Vee Anderson      53      Vice-President and Director

         Lou Zant               54      President, CEO and Director

         Charles Laver          80      Secretary and Director

John C. Brewer had been the President and a director of the Company since January, 1981, and from 1972 until January, 1981, was President and a director of the Company's predecessor Garb-Oil Corporation. Mr. Brewer also serves as president, chairman of the board of directors and a director of Garbalizer Corporation of America which is the majority shareholder of the Company. Mr. Brewer devotes approximately 40 hours per week to the Company as well as additional time to his other business interests. On June 15, 2005, the Board of Directors appointed Lou Zant President and CEO, retaining Mr. Brewer as its Chief Financial Officer. Subsequent to June 30, 2005, Mr. Zant has been dismissed as President and CEO by the Chairman of the Board of Directors and Mr. Brewer has been appointed acting President and CEO.

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

Charles Laver has been the Secretary and a director of the Company since January, 1981, and from 1972 until January, 1981, was secretary and a director of Garb-Oil Corporation. On June 15, 2005, Mr. Laver resigned as Secretary, Treasurer and director of the Company. Mr. Laver's principal occupation for the last 34 years has been a self-employed certified public accountant. Mr. Laver will devote such time as may be necessary from time to time as a consultant of the Company including but not limited to regular and special meetings of the board of directors.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 2005. The board of directors had approved a compensation package for Mr. Zant but has rescinded that agreement upon Mr. Zant's dismissal. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                                                           Annual Compensation
Name and Principal Position      Fiscal Year                   Salary ($)
---------------------------      -----------              ----------------------

John C. Brewer                      2005                        $48,000
President and CEO                   2004                         48,000

No person received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2005 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 30, 2005 (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.


Name and Address                              Amount        Percent of Class
----------------                              ------        ----------------

Garbalizer Corporation                     10,388,291              51.9%
of America (Notes 1, 3 & 4)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Ralph C. Alexander                            943,343               4.7%
152 Hall Street
Spartanburg, South Carolina

A/S Parkveien 55                            1,050,000               5.2%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

Bill Anderson                                   6,000                *
Newhouse Office Building, Suite 507
Salt Lake City, Utah

All directors and                          10,415,037              52.0%
officers as a group
(3 individuals; notes 1, 3 & 4)

* less than 1%
---------------
(1) John C. Brewer beneficially owns 98% of the outstanding common stock of Garbalizer Corporation of America ("GCA").
(2) In September, 1988 A/S Parkveien 55 filed a Schedule 13D stating its beneficial ownership of 1,800,000 shares owned of record and beneficially by it. The Schedule 13D also indicates that an additional 478,000 shares (3.3% of the class) were beneficially owned by two Norwegian corporations having common control or ownership with A/S Parkveien 55. During a prior fiscal year, 1,500,000 shares held of record by A/S Parkveien 55 at the time of the Schedule 13D filing were transferred of record to Christiana Bank, Oslo, Norway and neither A/S Parkveien 55 nor the other corporations listed on the Schedule 13D currently own shares of record. A/S Parkveien 55 did not inform the Company of a change in beneficial ownership as result of such change in record ownership and the table therefore reflects beneficial ownership stated in the Schedule 13D as adjusted for subsequent sales by Christiana Bank.

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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its President (now CFO and Acting President) on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the Acting President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2005 and 2004, the president was owed accrued salary of $648,000 and $600,000, respectively.

During the years ended June 30, 2005 and 2004, notes payable - related parties increased $124,116 and $4,501. The changes are due to proceeds from additional notes payable. Some payments were made on notes payable and additional funds were borrowed during the years ended June 30, 2005 and 2004.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2005:

         Accounts payable to a related party, due on demand,
           no interest                                               $ 227,118

         Notes payable to related parties, due on demand, plus
           interest at 12% per annum, unsecured.                       538,805

As of June 30, 2005 and 2004, accrued interest related to the related party notes payable was $345,168 and $309,237, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2005 and 2004 was $87,866 and $49,075, respectively.


13. EXHIBITS AND REPORTS ON FORM 8-K

         a. The following financial statements and schedules are filed herewith. Garb Oil & Power Corporation

         Consolidated Balance Sheet - June 30, 2005.
         Consolidated Statements of Operations - For the Years Ended
           June 30, 2005 and 2004.
         Consolidated Statements of Stockholders' Equity (Deficit) - For the
           Years Ended June 30, 2005 and 2004.
         Consolidated Statements of Cash Flows For the Years Ended June 30, 2005 and 2004.

         b. During the fourth quarter of the year reported upon the Company filed one Form 8-K.

         c. The following exhibits are filed herewith or incorporated herein by reference. The SEC No. refers to the Exhibit Table in Item 601 of Regulation S-B.

Section   Exhibit
  No.       No.        Description                            Location
-------  -------  -------------------------         ---------------------------
  3        3.1    Articles of Incorporation         Exhibit 3.1 of Registration
                   (as amended)                     Statement on  Form 10, File
                                                    No. 0-14859

  3        3.2    By-Laws                           Exhibit 3.2 of Registration
                                                    Statement on Form 10, File
                                                    No. 0-14859

 10       10.1    Employment Agreement              Exhibit 10.5 of Registration
                     with John Brewer               Statement on Form 10, File
                                                    No. 0-14859

 10       10.2    Agreement with Giant Tire         Exhibit 10.4 of Form 10-KSB
                     Recyclers, Inc.                for June 30, 1997

 10       10.3    Project Development and          Exhibit 10.1 of Form 8-K
                     Construction Agreement        dated May 11, 1998
                     with Trenergy, Inc.

 10       10.4    Extension Agreement with         Filed EX 10-4 of Form 10-KSB
                     Giant Tire Recyclers, Inc.    for June 30, 2001

 10       10.4    Agreement between                Filed herewith
                     Garbalizer Machinery
                     Corporation and the
                     Company

 21       21.1    List of Subsidiaries             Exhibit 21.1 of Form 10-KSB
                                                   for June 30, 1995

 31       31.1    Certification of Chief           Filed herewith
                  Executive Officer and Chief
                  Financial Officer of Periodic
                  Report pursuant to Rule 13a-14a
                  and Rule 15d-14(a)

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2005, and June 30, 2004:

Fee category                         2005            2004
--------------                       ----            ----

Audit fees                          $9,567           $7,900
                                    ------           ------

Total fees                          $9,567           $7,900
                                    ======           ======

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

                                      GARB OIL & POWER CORPORATION


                                      By: /s/ John C. Brewer
                                          --------------------------------------
                                          John C. Brewer, Acting Chief Executive
                                          Officer and Chief Financial Officer

         DATED this 11th Day of October, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date: Oct. 11th, 2005        /s/ John C. Brewer
                                               ----------------------------
                                               John C. Brewer, Acting Chief
                                               Executive Officer

         2. And by its principal financial officer and principal accounting officer.


                  Date: Oct. 11th, 2005        /s/ John C. Brewer
                                               -------------------------------
                                               John C. Brewer, Chief Financial
                                               Officer

         3. And by a majority of its Board of Directors.


                  Date: Oct. 11th, 2005         /s/ John C. Brewer
                                                ----------------------------
                                                John C. Brewer, Director


                  Date: Oct. 11th, 2005         /s/ Bill Vee Anderson
                                                ----------------------------
                                                Bill Vee Anderson, Director