Form 10QSB
period 2005-09-30
GARB OIL & POWER CORP
filed 2005-11-10
CIK 798371

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2005


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to _______________.


                           Commission File No. 0-14859

                         GARB OIL AND POWER CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                      87-0296694
   -------------------------------                 -------------------------
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

                               September 30, 2005
                               ------------------
                                   20,000,000



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

                               September 30, 2005

                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                   Consolidated Balance Sheets



                                             ASSETS


                                                                            September 30,          June 30,
                                                                                2005                 2005
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                                  $          12,238     $          54,495
   Accounts receivable                                                              45,355                     -
   Work in progress                                                                      -               199,164
   Inventory                                                                        28,797                28,797
   Prepaid expenses                                                                    300                 1,500
                                                                         -----------------     -----------------

     Total Current Assets                                                           86,690               283,956
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              31,340                31,340
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (52,528)              (52,466)
                                                                         -----------------     -----------------

     Total Property and Equipment                                                      992                 1,054
                                                                         -----------------     -----------------


     TOTAL ASSETS                                                        $          87,682     $         285,010
                                                                         =================     =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            September 30,           June 30,
                                                                                2005                  2005
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES
   Customer deposit                                                      $               -     $         144,905
   Accounts payable and accrued expenses                                            55,292                89,755
   Notes payable                                                                    30,000                30,000
   Notes payable - related parties                                                 786,370               765,923
   Accrued interest                                                                 24,996                23,182
   Accrued interest- related parties                                               360,776               345,168
   Wages payable                                                                   660,000               649,047
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   1,917,434             2,047,980
                                                                         -----------------     -----------------

     Total Liabilities                                                           1,917,434             2,047,980
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,650,048             2,650,048
   Accumulated deficit                                                          (4,479,800)           (4,413,018)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (1,829,752)           (1,762,970)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $          87,682     $         285,010
                                                                         =================     =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)

                                                                                                  For the Three Months Ended
                                                                                                         September 30,
                                                                                                    2005                 2004
                                                                                               ---------------     ---------------
SALES
   Shredder sales                                                                              $      289,810      $       498,750
   Other sales                                                                                            489                    -
                                                                                               --------------      ---------------

     Total Sales                                                                                      290,299              498,750
                                                                                               --------------      ---------------

COST OF SALES
   Cost of shredders                                                                                  290,765              244,990
   Other direct costs                                                                                     467                    -
                                                                                               --------------      ---------------

     Total Cost of Sales                                                                              291,232              244,990
                                                                                               --------------      ---------------

GROSS MARGIN                                                                                             (933)             253,760
                                                                                               --------------      ---------------

EXPENSES
   Salary and wages                                                                                    29,282               22,026
   Commissions                                                                                            325                    -
   Office                                                                                               1,354                  889
   Rent                                                                                                 3,600                2,850
   Telephone                                                                                              551                  891
   Professional fees                                                                                    1,953                7,025
   Insurance                                                                                            2,447                1,964
   Taxes and licenses                                                                                   1,533                1,419
   Travel                                                                                               2,019                3,805
   Advertising                                                                                              -                  462
   Depreciation                                                                                            62                  250
   Repairs and maintenance                                                                                131                6,607
   Other                                                                                                4,586                1,255
                                                                                               --------------      ---------------

     Total Expenses                                                                                    47,843               49,443
                                                                                               --------------      ---------------

OPERATING INCOME (LOSS)                                                                               (48,776)             204,317
                                                                                               --------------      ---------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                                   (18,006)             (15,084)
                                                                                               --------------      ---------------

     Total Other Income (Expense)                                                                     (18,006)             (15,084)
                                                                                               --------------      ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                                 (66,782)             189,233
                                                                                               --------------      ---------------

INCOME TAXES                                                                                                 -                   -
                                                                                               ---------------     ---------------

NET INCOME (LOSS)                                                                              $      (66,782)     $       189,233
                                                                                               ==============      ===============

BASIC INCOME (LOSS) PER SHARE                                                                  $        (0.00)     $          0.01
                                                                                               ==============      ===============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                                                            20,000,000           20,000,000
                                                                                               ==============      ===============

              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                     Common Stock          Accumulated
                                                                                 Shares        Amount        Deficit
                                                                                 --------   -------------  -----------
Balance, June 30, 2005                                                         20,000,000   $   2,650,048  $(4,413,018)

Net loss for the period ended
  September 30, 2005 (unaudited)                                                        -               -      (66,782)
                                                                             ------------   -------------  -----------

Balance, September 30, 2005
  (unaudited)                                                                  20,000,000   $   2,650,048  $(4,479,800)
                                                                             ============   =============  ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                    September 30,
                                                                                               2005               2004
                                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                                    $         (66,782)  $         189,233
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation                                                                                      62                 250
     Changes in current assets and liabilities:
       Accounts receivable                                                                        (45,355)           (143,750)
       Work in progress                                                                           199,164              80,877
       Prepaid expenses                                                                             1,200                 950
       Accounts payable and accrued expenses                                                      (34,463)             45,282
       Customer deposits                                                                         (144,905)                  -
       Accrued payroll                                                                             10,953              12,615
       Accrued interest payable and accrued interest
         payable-related party                                                                     17,422              10,056
       Other current liabilities                                                                        -            (175,000)
                                                                                        -----------------   -----------------

       Net Cash Provided (Used) by Operating Activities                                           (62,704)             20,513
                                                                                        -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property and equipment                                                                               -                   -
                                                                                        -----------------   -----------------

       Net Cash Provided by Investing Activities                                                        -                   -
                                                                                        -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable - related party                                                     25,000                   -
   Payments on notes payable - related party                                                       (4,553)             (4,796)
                                                                                        -----------------   -----------------
     Net Cash Provided (Used) by Financing Activities                                              20,447              (4,796)
                                                                                        -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                                                   (42,257)             15,717

NET CASH AT BEGINNING OF PERIOD                                                                    54,495               3,601
                                                                                        -----------------   -----------------

NET CASH AT END OF PERIOD                                                               $          12,238   $          19,318
                                                                                        =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                               $             584   $               -
   Cash paid for income taxes                                                           $               -   $               -


              The accompanying notes are an integral part of these consolidated financial statements.


                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2005 and June 30, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

NOTE 3 - PRESENTATION

         The June 30, 2005 balance sheet presentation, as well as the September 30, 2004 cash flow statement presentation have been changed in order to remain consistent with the September 30, 2005 presentation.

Item 2. Management's Discussion and Analysis or Results of Operation.

A. Description of Business

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At September 30, 2005 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,830,744. The working capital deficit at June 30, 2005 was $1,764,024. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company received revenue from the delivery of a shredder and spare parts of $290,299 during the current fiscal quarter. The resulting gross profit from these revenues is approximately $(933).

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarter ended September 30, 2005 of $48,776 compared to operating income of $204,317 for the quarter ended September 30, 2004. Total expenses for this fiscal quarter 2005 were $47,843 compared to $49,443 in 2004. Salaries, wages and commissions were $29,282 for 2005 compared to $22,026 for 2004. Rental expenses were $3,600 in 2005 and $2,850 in 2004.
Total expenses have remained fairly constant with the exception of an increase in salaries, wages and commissions and a decrease in repairs and maintenance expenses. An additional engineer has been hired. If more of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended September 30, 2005 was $(66,782) compared to net income of $189,233 in 2004. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to net income of $0.01 in 2004. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the quarter ended September 30, 2005, the Company had a net decrease in cash of $(42,257) compared with an increase of $15,717 during the quarter ended September 30, 2004. The primary sources of cash were from the sale of shredders and additional loans from financing activities.

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

INTERPIPE was unsuccessful in completing and testing the machine as required by the Agreement between the two companies and the company, under provisions provided in the Agreement, terminated the Agreement between the two companies for failure to perform.

Continued development of the system is described further in this section of Business Description. Commercially available tire shredders, including shredders made by the Company, are designed to process standard automobile, truck tires and some OTR tires, which may include semi-trailer or over-the-road tires. Tires used in a variety of off the road equipment, such as graders, bulldozers, mining equipment, etc. cannot be processed directly by these shredders. Although these tires, which may weigh from 400 pounds to 9 tons each, are less numerous than standard tires, the Company estimates that over 2,600,000 tons of OTR tires of all sizes require disposal in the United States each year.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of September 30, 2005 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. The Agreements previously listed and shown in the Business Section of the company's reports between the companies Micron SA of Odessa, Ukraine and Representaciones Internationales of Guadalajara, Mexico have been terminated by the company for not performing as required by the Agreements. Cancellation of the Agreements are a benefit to the company in that it is receiving numerous inquiries from advertisements that come directly to the company and can be serviced directly by the company instead of through an unrelated entity.

The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of September 30, 2005 the company management has determined that the company should continue taking advantage of the benefits of such manufacturing and marketing in future Company operations.

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

The Agreement between the company and the Princeton group has proven very beneficial to the company and the company has since acquiring the Agreement with the Princeton group imported machinery for sale due to the Princeton Group's efforts and continues to investigate beneficial and potential profitable commodities for import and market through the company's contacts in the U.S. and China.

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

In previous reports beginning on May 11, 1998, the company reported an Agreement with TRENERGY RADIOACTIVE WASTE TECHNOLOGY for application of an unproven technology to process atomic fuel rods waste from Nuclear Power Plants. The Agreement was for five years with renewable provisions, which the company failed to exercise because the process was never completed for commercial use.

Further information is available in previously filed documents with the SEC if anyone was interested in obtaining such information.

As of this date no Agreement exists between Trenergy Radioactive Waste Technology and the Company.

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

Employees

The Company's President and CEO, John C. Brewer, it's Chief Engineer and Secretary each devote 40 hours, or more, per week to the Company's business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

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


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. - Section 1350

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


                                             GARB OIL AND POWER CORPORATION



Date: 11/04/05                               By: /s/  John C Brewer
                                                 -----------------------------
                                                 John C Brewer, President and
                                                 Principal Executive, Financial
                                                 and Accounting Officer