Form 10QSB
period 2005-12-31
GARB OIL & POWER CORP
filed 2006-02-15
CIK 798371

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2005

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to _______________.


                                    0-14859
                               -------------------
                               Commission File No.

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

                                December 31, 2005
                                   20,000,000




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

                                December 31, 2005

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets



                                                     ASSETS


                                                                           December 31,            June 30,
                                                                               2005                  2005
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS

   Cash                                                                  $           3,825     $          54,495
   Accounts receivable                                                              45,355                     -
   Work in progress                                                                      -               199,164
   Inventory                                                                        23,547                28,797
   Prepaid expenses                                                                    300                 1,500
                                                                         -----------------     -----------------

     Total Current Assets                                                           73,027               283,956
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              31,340                31,340
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (52,590)              (52,466)
                                                                         -----------------     -----------------

     Total Property and Equipment                                                      930                 1,054
                                                                         -----------------     -----------------


     TOTAL ASSETS                                                        $          73,957     $         285,010
                                                                         =================     =================


          The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           December 31,            June 30,
                                                                               2005                  2005
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT LIABILITIES

   Customer deposit                                                      $               -     $         144,905
   Accounts payable and accrued expenses                                            76,458                89,755
   Notes payable                                                                    30,000                30,000
   Notes payable - related parties                                                 813,095               765,923
   Accrued interest                                                                 26,811                23,182
   Accrued interest- related parties                                               375,987               345,168
   Wages payable                                                                   672,000               649,047
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   1,994,351             2,047,980
                                                                         -----------------     -----------------

     Total Liabilities                                                           1,994,351             2,047,980
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,650,048             2,650,048
   Accumulated deficit during the development stage                             (4,570,442)           (4,413,018)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (1,920,394)           (1,762,970)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $          73,957     $         285,010
                                                                         =================     =================


           The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                              For the Three Months Ended           For the Six Months Ended
                                                                    December 31,                          December 31,
                                                          ----------------------------------   ----------------------------------
                                                               2005               2004             2005                2004
                                                          --------------      --------------   --------------      --------------
SALES
   Shredder sales                                         $            -      $            -   $      289,810      $      498,750
   Other sales                                                    20,970                   -           21,458                   -
                                                          --------------      --------------   --------------      --------------

     Total Sales                                                  20,970                   -          311,268             498,750
                                                          --------------      --------------   --------------      --------------

COST OF SALES
   Cost of shredders                                              23,536              62,665          293,523             307,655
   Other direct costs                                                  -                   -           21,244                   -
                                                          --------------      --------------   --------------      --------------

     Total Cost of Sales                                          23,536              62,665          314,767             307,655
                                                          --------------      --------------   --------------      --------------

GROSS PROFIT                                                      (2,566)            (62,665)          (3,499)            191,095
                                                          --------------      --------------   --------------      --------------

EXPENSES
   Salary, wages and commissions                                  29,100              30,945           58,382              52,971
   Office                                                            681               1,254            2,035               2,143
   Rent                                                            3,600               2,850            7,200              5,700
   Telephone                                                       1,200                 761            1,751               1,652
   Professional fees                                              18,342               1,244           20,295               8,269
   Insurance                                                       2,172               1,880            4,619               3,844
   Taxes and licenses                                              4,062               1,269            5,595               2,688
   Travel                                                          5,606               7,539            7,625              11,344
   Advertising                                                         -                 965                -               1,427
   Depreciation                                                       62                 312              124                 562
   Repairs and maintenance                                           161               4,177              292              10,784
   Other                                                           2,778               4,233            7,689               5,488
                                                          --------------      --------------   --------------      --------------

     Total Expenses                                               67,764              57,429          115,607             106,872
                                                          --------------      --------------   --------------      --------------

OPERATING INCOME (LOSS)                                          (70,330)           (120,094)        (119,106)             84,223
                                                          --------------      --------------   --------------      --------------

OTHER INCOME (EXPENSES)
   Interest expense                                              (20,312)            (60,003)         (38,318)            (75,087)
                                                          --------------      --------------   --------------      --------------

     Total Other Income (Expense)                                (20,312)            (60,003)         (38,318)            (75,087)
                                                          --------------      --------------   --------------      --------------

NET INCOME (LOSS) BEFORE INCOME TAXES                            (90,642)           (180,097)        (157,424)              9,136
                                                          --------------      --------------   --------------      --------------

INCOME TAXES                                                           -                   -                -                   -
                                                          --------------      --------------   --------------      --------------

NET INCOME (LOSS)                                         $      (90,642)     $     (180,097)  $     (157,424)     $        9,136
                                                          ==============      ==============   ==============      ==============

BASIC INCOME (LOSS) PER SHARE                             $        (0.00)     $        (0.01)  $         0.00      $         0.00
                                                          ==============      ==============   ==============      ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                        20,000,000          20,000,000       20,000,000          20,000,000
                                                          ==============      ==============   ==============      ==============


                       The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                    Common Stock                Accumulated
                                                                                 Shares        Amount              Deficit
                                                                             ------------   -------------       -------------
Balance, June 30, 2005                                                         20,000,000   $   2,650,048       $  (4,413,018)

Net loss for the period ended
 December 31, 2005 (unaudited)                                                          -               -            (157,424)
                                                                             ------------   -------------       -------------

Balance, December 31, 2005
 (unaudited)                                                                   20,000,000   $   2,650,048       $  (4,570,442)
                                                                             ============   =============       =============



                         The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                                 For the Six Months Ended
                                                                                                      December 31,
                                                                                                 2005                2004
                                                                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                                        $    (157,424)      $       9,136
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                                                     124                 562
   Changes in current assets and liabilities:
     Accounts receivable                                                                          (45,355)                  -
     Inventory                                                                                      5,250                   -
     Prepaid expenses                                                                               1,200                (250)
     Work in progress                                                                             199,164              80,877
     Customer deposits                                                                           (144,905)                  -
     Accounts payable and accrued expenses                                                        (13,297)             20,703
     Accrued payroll                                                                               22,953              24,000
     Accrued interest payable and accrued interest
       payable-related party                                                                       34,448              20,239
     Other current liabilities                                                                          -            (120,000)
                                                                                            -------------       -------------

       Net Cash Provided (Used) by Operating Activities                                           (97,842)             35,267
                                                                                            -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property and equipment                                                                               -              (1,241)
                                                                                            -------------       -------------

       Net Cash (Used) by Investing Activities                                                          -              (1,241)
                                                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable - related party                                                     47,172                   -
   Payments on notes payable - related party                                                            -             (24,796)
                                                                                            -------------       -------------
     Net Cash Provided (Used) by Financing Activities                                              47,172             (24,796)
                                                                                            -------------       -------------
NET (DECREASE) INCREASE IN CASH                                                                   (50,670)              9,230

NET CASH AT BEGINNING OF PERIOD                                                                    54,495               3,601
                                                                                            -------------       -------------

NET CASH AT END OF PERIOD                                                                   $       3,825       $      12,831
                                                                                            =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Cash paid for interest                                                                   $       3,286       $         584
   Cash paid for income taxes                                                               $           -       $           -


                      The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2005 and June 30, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

NOTE 3 - PRESENTATION

         The June 30, 2005 balance sheet presentation, as well as the December 31, 2004 cash flow statement presentation have been changed in order to remain consistent with the December 31, 2005 presentation.

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At December 31, 2005 the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,921,324. The working capital deficit at June 30, 2005 was $1,764,024. The decrease in working capital was caused by the continued accrual of salary, accounts payable for expenses which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company received revenue from the sale of spare parts of $20,970 during the current fiscal quarter. The resulting gross profit from these revenues is approximately $(2,566).

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarter ended December 31, 2005 of $(70,330) compared to operating loss of $(120,094) for the quarter ended December 31, 2004. Total expenses for this fiscal quarter 2005 were $67,764 compared to $57,429 in 2004. Salaries, wages and commissions were $29,100 for 2005 compared to $30,945 for 2004. Rental expenses were $3,600 in 2005 and $2,850 in 2004.
Total expenses have remained fairly constant with the exception of an increase in professional fees and taxes and licenses expenses. An additional engineer has been hired. If more of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended December 31, 2005 was $(90,642) compared to net loss of $(180,097) in 2004. On a per share basis, the net loss for the current fiscal quarter was $(0.00) compared to net loss of $(0.01) in 2004. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the two quarters ended December 31, 2005, the Company had a net decrease in cash of $(50,670) compared with an increase of $9,230 during the two quarters ended December 31, 2004. The primary sources of cash were from the sale of parts and additional loans from financing activities.

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

The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of December 31, 2005 the company management has determined that the company should continue taking advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Employees

The Company's new President and CEO, Matthew G. Shepard, its Vice President and CFO, John C. Brewer, and its Chief Engineer and Secretary each devote 40 hours or more, per week to the Company's business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to
                                    Section 302 of the Sarbanes-Oxley Act of
                                    2002.

                  Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GARB OIL AND POWER CORPORATION


Date: 02/07/06                    By: /s/  John C Brewer
                                     ----------------------------------------
                                     John C Brewer, Principal Executive Officer,
                                     Principal Financial and Accounting Officer