Form 10QSB
period 2006-03-31
GARB OIL & POWER CORP
filed 2006-05-22
CIK 798371

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________.

                           Commission File No. 0-14859

                         GARB OIL AND POWER CORPORATION
                 (Name of Small Business Issuer in its Charter)

                UTAH                                        87-0296694
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

                              March 31, 2006
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
                                           Consolidated Balance Sheets

                                                     ASSETS

                                                                              March 31,             June 30,
                                                                                2006                  2005
                                                                          ----------------     -----------------
                                                                            (Unaudited)

CURRENT ASSETS

   Cash                                                                  $           1,719     $          54,495
   Accounts receivable                                                              45,355                     -
   Work in progress                                                                      -               199,164
   Inventory                                                                        20,547                28,797
   Prepaid expenses                                                                  1,500                 1,500
                                                                         -----------------     -----------------

     Total Current Assets                                                           69,121               283,956
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              31,340                31,340
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (52,652)              (52,466)
                                                                         -----------------     -----------------

     Total Property and Equipment                                                      868                 1,054
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          69,989     $         285,010
                                                                         =================     =================

            The accompanying notes are an integral part of these consolidated financial statements.

                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets (Continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              March 31,             June 30,
                                                                                2006                  2005
                                                                          ----------------     -----------------
                                                                            (Unaudited)

CURRENT LIABILITIES

   Customer deposit                                                      $               -     $         144,905
   Accounts payable and accrued expenses                                            61,539                89,755
   Notes payable                                                                    80,000                30,000
   Notes payable - related parties                                               1,050,392               765,923
   Accrued interest                                                                  9,200                23,182
   Accrued interest- related parties                                               447,983               345,168
   Wages payable                                                                   684,000               649,047
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   2,333,114             2,047,980
                                                                         -----------------     -----------------

     Total Liabilities                                                           2,333,114             2,047,980
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 20,000,000 shares
    authorized; 20,000,000 shares outstanding                                    2,716,798             2,650,048
   Accumulated deficit during the development stage                             (4,979,923)           (4,413,018)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (2,263,125)           (1,762,970)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $          69,989     $         285,010
                                                                         =================     =================

              The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)

                                                              For the Three Months Ended           For the Nine Months Ended
                                                                       March 31,                             March 31,
                                                          ----------------------------------    ----------------------------------
                                                               2006               2005               2006                2005
                                                          --------------      --------------    --------------      --------------

SALES
   Shredder sales                                         $            -     $             -    $      289,810      $      498,750
   Other sales                                                     7,167              91,809            28,625              91,809
                                                          --------------      --------------    --------------      --------------

     Total Sales                                                   7,167              91,809           318,435             590,559
                                                          --------------      --------------    --------------      --------------

COST OF SALES
   Cost of shredders                                               4,878                   -           298,401             230,453
   Other direct costs                                              3,965               1,435            25,209              78,637
                                                          --------------      --------------    --------------      --------------

     Total Cost of Sales                                           8,843               1,435           323,610             309,090
                                                          --------------      --------------    --------------      --------------

GROSS PROFIT                                                      (1,676)             90,374            (5,175)            281,469
                                                          --------------      --------------    --------------      --------------

EXPENSES
   Salary, wages, commissions and fees                            30,480              24,263            88,862              77,234
   Office                                                            374               1,421             2,409               3,564
   Rent                                                            3,600               3,600            10,800               9,300
   Telephone                                                       1,240                 782             2,991               2,434
   Professional fees                                              82,281               3,923           102,576              12,192
   Insurance                                                       2,148               1,496             6,767               5,340
   Taxes and licenses                                              1,538               1,784             7,133               4,472
   Travel                                                              -               3,846             7,625              15,190
   Advertising                                                        30                 185                30               1,612
   Depreciation                                                       62                 312               186                 874
   Repairs and maintenance                                            69               2,185               361              12,969
   Other                                                           3,296               9,258            10,985              14,746
                                                          --------------      --------------    --------------      --------------

     Total Expenses                                              125,118              53,055           240,725             159,927
                                                          --------------      --------------    --------------      --------------

OPERATING INCOME (LOSS)                                         (126,794)             37,319          (245,900)            121,542
                                                          --------------      --------------    --------------      --------------

OTHER INCOME (EXPENSES)
   Interest expense                                             (282,687)            (16,922)         (321,005)            (92,009)
                                                          --------------      --------------    --------------      --------------

     Total Other Income (Expense)                               (282,687)            (16,922)         (321,005)            (92,009)
                                                          --------------      --------------    --------------      --------------

NET INCOME (LOSS) BEFORE INCOME TAXES                           (409,481)             20,397          (566,905)             29,533
                                                          --------------      --------------    --------------      --------------

INCOME TAXES                                                           -                   -                 -                   -
                                                          --------------      --------------    --------------      --------------

NET INCOME (LOSS)                                         $     (409,481)     $       20,397    $     (566,905)     $       29,533
                                                          ==============      ==============    ==============      ==============

BASIC INCOME (LOSS) PER SHARE                             $        (0.02)     $         0.00    $        (0.03)     $         0.00
                                                          ==============      ==============    ==============      ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                        20,000,000          20,000,000        20,000,000          20,000,000
                                                          ==============      ==============    ==============      ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Treasury Stock               Common Stock                Accumulated
                                                  Shares           Amount        Shares          Amount             Deficit
                                               -------------    -----------   ------------   -------------      --------------

Balance, June 30, 2005                                     -    $         -     20,000,000   $   2,650,048      $   (4,413,018)

Shares donated by stockholder during
     period ended March 31, 2006
     (unaudited)                                     600,000        (78,000)      (600,000)         78,000                   -

Shares loaned by stockholder during
     period ended March 31, 2006
     (unaudited)                                   3,284,419       (261,094)    (3,284,419)              -                   -

Shares issued for consulting services
     during period ended March 31, 2006
     (unaudited)                                    (600,000)        78,000        600,000               -                   -

Shares issued for loan fees during
     period ended March 31, 2006
     (unaudited)                                  (2,921,919)       224,844      2,921,919               -                   -

Shares issued for cash during
     period ended March 31, 2006
     (unaudited)                                    (362,500)        36,250        362,500         (11,250)                  -

Net loss for the period ended
 March 31, 2006 (unaudited)                                -              -              -               -            (566,905)
                                               -------------    -----------   ------------   -------------      --------------

Balance, March 31, 2006
 (unaudited)                                               -    $         -     20,000,000   $   2,716,798      $   (4,979,923)
                                               =============    ===========   ============   =============      ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                                      March 31,
                                                                                        ------------------------------------
                                                                                               2006                2005
                                                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                                     $       (566,905)   $         29,533
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Common stock issued for services and loan fees                                             302,844                   -
      Depreciation                                                                                   186                 874
  Changes in current assets and liabilities:
    Accounts receivable                                                                          (45,355)                  -
    Inventory                                                                                      8,250               1,435
    Prepaid expenses                                                                                   -                 950
    Work in progress                                                                             199,164              21,239
    Customer deposits                                                                           (144,905)                  -
    Accounts payable and accrued expenses                                                        (28,216)             24,925
    Accrued payroll                                                                               34,953              38,619
    Accrued interest payable and accrued interest
      payable-related party                                                                       88,833              35,860
    Other current liabilities                                                                          -             (65,095)
                                                                                        ----------------    ----------------

         Net Cash Provided (Used) by Operating Activities                                       (151,151)             88,340
                                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Property and equipment                                                                               -              (1,241)
                                                                                        ----------------    ----------------

         Net Cash (Used) by Investing Activities                                                       -              (1,241)
                                                                                        ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                                                                    25,000                   -
  Proceeds from notes payable                                                                     50,000                   -
  Proceeds from notes payable - related party                                                     23,375             184,000
  Payments on notes payable - related party                                                            -            (213,205)
                                                                                        ----------------    ----------------
     Net Cash Provided (Used) by Financing Activities                                             98,375             (29,205)
                                                                                        ----------------    ----------------
NET INCREASE (DECREASE) IN CASH                                                                  (52,776)             57,894

NET CASH AT BEGINNING OF PERIOD                                                                   54,495               3,601
                                                                                        ----------------    ----------------

NET CASH AT END OF PERIOD                                                               $          1,719    $         61,495
                                                                                        ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

  Cash paid for interest                                                                $          7,328    $         40,002
  Cash paid for income taxes                                                            $              -    $              -

              The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        March 31, 2006 and June 30, 2005

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
         Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form
         10-KSB. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

NOTE 3 - PRESENTATION

         The June 30, 2005 balance sheet presentation, as well as the March 31,
         2005 cash flow statement presentation, have been changed in order to remain consistent with the March 31, 2006 presentation.

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At March 31, 2006 the Company had a deficit in working capital (current liabilities in excess of current assets) of
$2,263,993. The working capital deficit at June 30, 2005 was $1,764,024. The decrease in working capital was caused by the continued accrual of salary, accounts payable for expenses which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company received revenue from the sale of spare parts of $7,167 during the current fiscal quarter. The resulting gross profit from these revenues is approximately $(1,676).

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarter ended March 31, 2006 of $(126,794)
compared to operating income of $37,319 for the quarter ended March 31, 2005.
Total expenses for this fiscal quarter 2005 were $125,118 compared to $53,055 in
2004. Salaries, wages, commissions and fees were $30,480 for 2005 compared to
$24,263 for 2004. Rental expenses were $3,600 in 2005 and 2004. Total expenses have remained fairly constant with the exception of the infrequent increase in consulting fees expenses. An additional engineer has been hired. If more of the
Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended March 31, 2006 was $(409,481) compared to net income of $20,397 in 2004. On a per share basis, the net loss for the current fiscal quarter was $(0.02) compared to net income of $0.00 in 2004. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the three quarters ended March 31, 2006, the Company had a net decrease in cash of $(52,776) compared with an increase of $57,894 during the three quarters ended March 31, 2005. The primary sources of cash were from the sale of parts and additional loans from financing activities.

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

                  Exhibit 31.1      Certification of Principal Executive Officer
                                    Pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2      Certification of Principal Financial Officer
                                    Pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1      Certification of Principal Executive Officer
                                    Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1      Certification of Principal Financial Officer
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

                                      GARB OIL AND POWER CORPORATION

Date: 05/18/06                        By: /s/  Matthew G. Shepard
                                         Matthew G. Shepard, President and
                                         Principal Executive Officer

Date: 05/18/06                        By: /s/  John C Brewer
                                         John C Brewer, Vice President Principal
                                         Financial and Accounting Officer

