Form 10KSB
period 2006-06-30
GARB OIL & POWER CORP
filed 2006-10-16
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2006

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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                           Common stock (No par value)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $318,435

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $440,422.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006, the Issuer had outstanding 22,371,782 shares of common stock (no par value).

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

The Company received revenues of $318,435 in the fiscal year ended June 30, 2006 and at the end of the year its current liabilities exceeded its total assets by $2,040,218. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder in June 2005. There are continuing negotiations for additional significant sales but there is no assurance they will materialize during fiscal 2006. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2006 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of June 30, 2006 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the "hot test" which would further prove if the process could be viable. As of June 30, 2006 the "hot test" had not been completed by Trenergy and no date has been given the Company as to when such test would be completed.

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

Employees

The Company's CEO and CFO, John C. Brewer, and its Chief Engineer each devote 40 hours, or more, per week to the Company's business, as well as one additional engineer. The company's President, Matthew G. Shepard, was appointed January 9, 2006, and currently devotes almost no time per week to the Company's business. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel. The Company believes its relationship with its employees to be good.

The Company is not a party to any collective bargaining agreement.

Research and Development

During the fiscal years ended June 30, 2006 and 2005, the Company has not expended any funds on research and development activities.

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

2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 1588 South Main Street under a five year lease. The offices consist of approximately 2,400 square feet. The premises are being leased from Utah Automobile Dealers Association, an unrelated third party, on a monthly basis. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease.

3. LEGAL PROCEEDINGS

None

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol GARB. On August 2, 2002 there were approximately 568 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners. During the years ended June 30, 2006 and 2005, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

   Period
         (Fiscal Year)                               High              Low

             2005
         1st Quarter                                  .06               .045
         2nd Quarter                                  .065              .032
         3rd Quarter                                  .055              .032
         4th Quarter                                  .40               .025

            2006
         1st Quarter                                  .33               .07
         2nd Quarter                                  .11               .05
         3rd Quarter                                  .09               .05
         4th Quarter                                  .12               .04

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

Sales of Unregistered Securities

During the fiscal year ended June 30, 2006, the Company issued 662,500 shares of common stock for cash and 600,000 shares of common stock for services.

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As discussed further in Item 12, in exchange for the Company's assumption of GMC's net liabilities, Garbalizer Corporation of America transferred 1,061,668 shares of RecycleNet, Inc. common stock to the Company. As of June 30, 2006 the Company had none of these shares remaining.

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

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2005 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,074,182. The working capital deficit at June 30, 2005 was $1,764,024. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

Other than its short-term office lease and loans payable to affiliates and non-related parties, the Company, excluding UTTI, is not subject to any material commitments or capital expenditures. The start-up costs for UTTI were financed with a loan in the principal amount of $165,000 from the minority shareholder of UTTI, who is also an officer and director of UTTI. UTTI is obligated to its minority owner in the principal amount of $165,000, plus interest. Such loan is now due on demand. The Company also made advances to UTTI to pay its operating expenses during its start-up phase.

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

The Company received revenue from the sale of one shredder and spare parts of $318,435 during the current fiscal year and miscellaneous parts sales. The resulting negative gross profit from these revenues is approximately $(4,615) or (1.5%).

The Company derived a loss from operations before other income (expense) during the year ended June 30, 2006 of $333,737 compared to operating income of $64,392 for the year ended June 30, 2005. Total expenses for 2006 were $329,122 compared to $213,692 in 2005. Salaries, wages, commissions and consulting fees were $218,420 for 2006 compared to $117,692 for 2005. Rental expenses were $14,400 in 2006 and $13,900 in 2005. Total expenses increased primarily because of increases in Consulting and Professional fees. These expenses have increased because of restructuring and settlement of debt and increased accounting costs associated with Sarbanes Oxley compliance. If more of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2006 was $575,900 compared to a net loss of $33,947 in 2005. On a per share basis, the net loss for the year ended June 30, 2006 was ($0.03) compared to net loss of ($0.00) in 2005. Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the year ended June 30, 2006, the Company had a net decrease in cash of $54,495. The primary sources of cash were from the sale of a shredder and additional loans from financing activities.

7. FINANCIAL STATEMENTS

            [The remainder of this page was intentionally left blank]

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006



                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm .................. F-2

Consolidated Balance Sheet................................................ F-3

Consolidated Statements of Operations..................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)................. F-6

Consolidated Statements of Cash Flows..................................... F-7

Notes to the Consolidated Financial Statements ........................... F-8

     Report of Independent Registered Public Accounting Firm





     To the Stockholders
     Garb Oil and Power Corporation and Subsidiaries
     Salt Lake City, Utah

     We have audited the consolidated balance sheets of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2006, and the consolidated results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

     /s/ HJ & Associates, LLC


     HJ & Associates, LLC
     Salt Lake City, Utah
     October 6, 2006

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheet


                                                     ASSETS

                                                                                                     June 30,
                                                                                                       2006

CURRENT ASSETS
   Inventory                                                                                   $          20,547
   Prepaid expenses                                                                                          300
                                                                                               -----------------

     Total Current Assets                                                                                 20,847
                                                                                               -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                                                    2,500
   Office equipment                                                                                       11,658
   Tools and equipment                                                                                    31,340
   Building improvements                                                                                   8,022
   Less:  accumulated depreciation                                                                       (52,714)
                                                                                               -----------------

     Total Property and Equipment                                                                            806
                                                                                               -----------------


     TOTAL ASSETS                                                                              $          21,653
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

                                                       F-3

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheet (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                    June 30,
                                                                                                      2006

CURRENT LIABILITIES
   Bank overdraft                                                                              $           1,656
   Accounts payable and accrued expenses                                                                  54,150
   Notes payable - Note 7                                                                                515,820
   Notes payable - related parties - Note 3                                                              357,025
   Accrued interest                                                                                      434,440
   Accrued interest - related parties - Note 3                                                            14,738
   Wages payable                                                                                         717,200
                                                                                               -----------------

     Total Current Liabilities                                                                         2,095,029
                                                                                               -----------------

     Total Liabilities                                                                                 2,095,029
                                                                                               -----------------

COMMITMENT & CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 80,000,000 shares
    authorized; 22,371,782 shares outstanding                                                          2,915,542
   Accumulated deficit                                                                                (4,988,918)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                             (2,073,376)
                                                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $          21,653
                                                                                               =================



               The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-4

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Operations


                                                                                      For the Years Ended
                                                                                         June 30,
                                                                                   2006                 2005
                                                                            ------------------  ------------------
SALES
   Shredder sales                                                           $          289,810  $          553,750
   Contract defaults                                                                         -              35,000
   Other sales                                                                          28,625               1,809
                                                                            ------------------  ------------------

     Total Revenues                                                                    318,435             590,559
                                                                            ------------------  ------------------

COST OF SALES
   Cost of shredders                                                                   290,243             311,040
   Other direct costs                                                                   32,807               1,435
                                                                            ------------------  ------------------

     Total Cost of sales                                                               323,050             312,475
                                                                            ------------------  ------------------


GROSS PROFIT (LOSS)                                                                     (4,615)            278,084
                                                                            ------------------  ------------------

EXPENSE
   Salary and wages                                                                    138,302             104,520
   Consulting fees                                                                      78,000                   -
   Sales commissions                                                                     2,118              13,172
   Office                                                                                4,686               4,257
   Rent                                                                                 14,400              13,900
   Telephone                                                                             3,665               3,271
   Professional fees                                                                    38,636              17,699
   Insurance                                                                             8,985               7,978
   Taxes and licenses                                                                    8,698               4,974
   Travel                                                                               10,917              25,138
   Advertising                                                                              30               1,611
   Depreciation                                                                            248                 936
   Repairs and maintenance                                                                 361               5,274
   Other                                                                                20,076              10,962
                                                                            ------------------  ------------------

     Total Expenses                                                                    329,122             213,692
                                                                            ------------------  ------------------

OPERATING INCOME (LOSS)                                                               (333,737)             64,392
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (215,634)            (98,339)
   Stock options expense                                                               (10,326)                  -
   Gain on release of debt                                                              29,152                   -
   Bad debt expense                                                                    (45,355)                  -
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                     (242,163)            (98,339)
                                                                            ------------------  ------------------

NET LOSS                                                                    $         (575,900) $          (33,947)
                                                                            ==================  ==================
BASIC LOSS PER SHARE                                                        $            (0.03) $            (0.00)
                                                                            ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                       20,088,071          19,985,790
                                                                            ==================  ==================




               The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-5

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)



                                                       Common Stock                                        Treasury Stock
                                                ----------------------------      Accumulated     ---------------------------------
                                                   Shares          Amount           Deficit           Shares            Amount
                                                ------------  --------------    ---------------    -------------   ----------------
Balance, June 30, 2004                            20,000,000  $    2,654,811    $    (4,379,071)         126,500   $        (10,455)

Issue treasury stock in
   payment of accrued interest                             -          (4,763)                 -         (126,500)            10,455

Net loss for the year ended
   June 30, 2005                                           -               -            (33,947)               -                  -
                                                ------------  --------------    ---------------    -------------   ----------------
Balance, June 30, 2005                            20,000,000       2,650,048         (4,413,018)               -                  -

Shares donated by shareholder                       (600,000)         78,000                  -          600,000            (78,000)

Shares temporarily loaned
   by shareholder                                 (1,599,500)              -                  -        1,599,500           (126,300)

Shares issued for cash                               662,500           3,750                  -         (362,500)            36,250

Shares issued for services                           600,000               -                  -         (600,000)            78,000

Shares issued for loan fees                        1,237,000               -                  -       (1,237,000)            90,050

Shares issued to repay loaned
   shares                                          2,071,782         173,418                  -                -                  -

Stock options issued                                       -          10,326                  -                -                  -

Net loss for the year ended
   June 30, 2006                                           -               -           (575,900)               -                  -
                                                ------------  --------------    ---------------    -------------   ----------------

Balance, June 30, 2006                            22,371,782  $    2,915,542    $    (4,988,918)               -   $              -
                                                ============  ==============    ===============    =============   ================


                          The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-6

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows


                                                                                          For the Years Ended
                                                                                                 June 30,
                                                                                           2006               2005
                                                                                   -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $        (575,900)  $         (33,947)
    Adjustments to reconcile net loss to net cash provided
    (used) in operating activities:
     Depreciation                                                                                248                 936
     Common stock issued for loan fees                                                        90,050                   -
     Common stock issued for services                                                         78,000                   -
     Options issued for services                                                              10,326                   -
   Changes in current assets and liabilities:
     Prepaid expenses                                                                          1,200                (250)
     Work in progress                                                                        199,164            (118,287)
     Inventory                                                                                 8,250               1,435
     Accounts payable and accrued expenses                                                   (35,605)             42,427
     Customer deposits                                                                      (144,905)            (65,095)
     Accrued payroll                                                                          68,153              49,047
     Accrued interest payable and accrued interest payable
       - related party                                                                        97,586              34,634
                                                                                   -----------------   -----------------

       Net Cash Used by Operating Activities                                                (203,433)            (89,100)
                                                                                   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Equipment                                                                                       -              (1,241)
                                                                                   -----------------   -----------------

       Net Cash Used by Investing Activities                                                       -              (1,241)
                                                                                   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                                              1,656                   -
   Common stock issued for cash                                                               40,000                   -
   Proceeds from notes payable-related party                                                  23,713             171,235
   Proceeds from notes payable                                                                95,000                   -
   Payment of notes payable                                                                  (11,431)            (30,000)
                                                                                   -----------------   -----------------

     Net Cash Provided by Financing Activities                                               148,938             141,235
                                                                                   -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                              (54,495)             50,894

NET CASH AT BEGINNING OF PERIOD                                                               54,495               3,601
                                                                                   -----------------   -----------------

NET CASH AT END OF PERIOD                                                          $               -   $          54,495
                                                                                   =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                          $          27,999   $          45,972
   Cash paid for income taxes                                                      $               -   $               -
   Common stock issued for services                                                $          78,000   $               -
   Options issued for services                                                     $          10,326   4               -


                The accompanying notes are an integral part of these consolidated financial statements.



                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005


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

              c.  Basis of Presentation - Going Concern

              The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2006 and 2005, the Company has incurred a net loss of $575,900 and $33,947, respectively, and as of June 30, 2006, the Company's accumulated deficit was $4,988,918. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. The company sells tire shredders and has sold one machine in the current fiscal year, and is under contract to deliver one more next year. The Company also imports new tires from China to be sold through Black Minority Distributors. The company has imported and sold two orders of new tires for a total of $305,400 in recent years. A new scrap-tire processing machine owned by the company is being developed in China and the pilot model is expected to be completed before the end of 2005. In the

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              (Continued)

              Business Description section of the 10KSB report the machine is described and discussed as the OTR Disintegrator machine to process large Off the Road Tires used in the mining, road construction and related industries. There are hundreds of millions of these large scrap tires stored worldwide at various mining sites that can be recycled if the machine proves successful when completed and tested. Currently there are no machines available that are capable of processing these large tires. Current plans to utilize this machine have been made by the company to sell or lease the machines with a continuing royalty to be paid the company each year for a seven-year period. Representatives of the company have contacted the companies who have the stockpiled OTR scrap tires and have received much interest and indications that the companies would like to become involved when the machines are ready for operation.

              d.  Principles of Consolidation

              The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

              e.  Property and Equipment

              Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2006 and 2005, was $248 and $936, respectively.

              The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

              f.  Revenue Recognition

              Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured. The sales recorded in 2006 and 2005 were to single customers.

              g.  Advertising Costs

              The Company expenses all advertising costs as incurred. Advertising expense was $30 and $1,611 for the years ending June 30, 2006 and 2005, respectively.

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              (Continued)

              tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

              i.  Basic Income (Loss) Per Share

              The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:
                                                        For the Years Ended
                                                              June 30,
                                                         2006          2005
                                                    ------------- -------------

              Net income (loss) (numerator)         $   (575,900) $     (33,947)

              Weighted average shares outstanding
                (denominator)                         20,088,071     19,985,790
                                                    ------------  -------------

              Basic income (loss) per share         $      (0.03) $       (0.00)
                                                    ============  =============

              j.  Financial Instruments

              Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2006. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

              k.  Concentration of Credit Risk

              The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

              l.  Newly Issued Accounting Pronouncements

              In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              (Continued)

              In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

              In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. "The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

              In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans,

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              (Continued)

              performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

              In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

              In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

              In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

              In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3,

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              (Continued)

              Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

              In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

              m. Accounts Receivable

              Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. Management determined that an allowance for doubtful accounts of $45,355 was required at June 30, 2006.

              n. Inventories

              Inventories consist of raw materials and parts and are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. Work-in-process inventories consist of shredders which have not been delivered in a completed status to customers. As of June 30, 2006 the total inventory balance of $20,547 was made up of raw materials and parts.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005


NOTE 2 -      UTAH TRUCK TIRE, INC.

              Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2006 and 2005. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.


NOTE 3 -      RELATED PARTY TRANSACTIONS

              The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO's salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer's change in title. As of June 30, 2006 and 2005, the current CEO was owed accrued salary of $696,000 and $648,000, respectively.

              The company also executed an employment agreement with its current President on January 9, 2006. The agreement is for one year with an annual salary of $45,000. As of June 30, 2006 and 2005, the current President was owed accrued salary of $21,200 and $0 respectively.

              During the years ended June 30, 2006 and 2005, notes payable-related parties decreased $408,898 and increased $171,234, respectively. The changes are due to additional proceeds from, payments on, and reclassifications of, notes payable.

              Accounts payable and notes payable to related parties consisted of the following at June 30, 2006:

              Accounts payable to a related party, due on demand,
               no interest, unsecured                                                          $         180,000

              Accounts payable to a related party, due on demand,
               variable interest, unsecured                                                              116,662

              Note payable to a related party, due on demand, plus interest
               at 8% per annum, unsecured                                                                 30,000

              Note payable to a related party, due on demand, plus interest
               at 12% per annum, unsecured                                                                18,000

              Note payable to a related party, due on demand, plus interest
               at 5% per month, unsecured                                                                 12,363
                                                                                               -----------------
                                                                                                         357,025


                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 3 -      RELATED PARTY TRANSACTIONS (continued)
              Less: Current Portion                                                                     (357,025)
                                                                                               -----------------

              Long-Term Notes Payable to Related Parties                                       $               -
                                                                                               =================


              The aggregate principal maturities of notes payable to related parties are as follows:

                                Year Ended
                                   June 30,                                                          Amount

                                     2007                                                      $         357,025
                                     2008                                                                      -
                                     2009                                                                      -
                                     2010                                                                      -
                              2011 and thereafter                                                              -
                                                                                               -----------------
                                    Total                                                      $         362,025
                                                                                               =================

              As of June 30, 2006 and 2005, accrued interest related to the related party notes payable was $14,738 and $2,319, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2006 and 2005 was $32,086 and $20,342, respectively. Significant reclassifications of related party notes occurred during the current year.

NOTE 4 -      INCOME TAXES

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of June 30, 2006 and 2005.

                                                                                   2006                2005
                                                                           -----------------   -----------------
              Deferred tax assets:
                NOL Carryover                                              $        1,074,666  $         949,082
                Related Parties                                                             -            396,800
                Accrued Wages                                                         279,700                  -
                Capital Carryover                                                      38,034                  -

              Deferred tax liabilities:                                                     -                  -

              Valuation allowance                                                 (1,392,400)         (1,354,882)
                                                                           -----------------   -----------------

              Net deferred asset                                           $                -  $               -
                                                                           ==================  =================

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 4 -      INCOME TAXES (Continued)

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2006 and 2005 due to the following:

                                                                                   2006            2005
                                                                           -----------------   -----------------
              Book income                                                  $         (224,600) $         (13,240)
              Interest                                                                 38,058                  -
              Accrued wages                                                            26,580                  -
              Stock for services                                                       30,420                  -
              Options expense                                                           4,027                  -
              Meals and entertainment                                                     150                149
              Other                                                                         -               (357)
              Valuation allowance                                                     125,365             13,448
                                                                           ------------------  -----------------
                                                                           $                -  $               -
                                                                           ==================  =================

              At June 30, 2006, the Company had net operating loss carryforwards of approximately $2,750,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the June 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

              During the period of time the company's agreement was in effect with Micron the company communicated and met with executives of Micron who informed the company they would not be able to fulfill the terms of the agreement. They indicated to the company that, after a thorough examination of the machine design drawings, it was discovered that Micron would be unable to manufacture certain parts of the shredder. The company decided it would not be financially feasible for the company to obtain from other sources the components not manufactured by Micron and after discussions with Micron management, mutually acceptable terms for canceling were agreed to and executed. Development of a pilot model of the machine in China has been suspended indefinitely.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 5 -      COMMITMENTS (continued)

              The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO's salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer's change in title. As of June 30, 2006 and 2005, the current CEO was owed accrued salary of $696,000 and $648,000, respectively.

              The company also executed an employment agreement with its current President on January 9, 2006. The agreement is for one year with an annual salary of $45,000. As of June 30, 2006 and 2005, the current President was owed accrued salary of $21,200 and $0 respectively.

NOTE 6 -      OPERATING LEASES

              The Company shares office space with Garbalizer Corporation of America and Commodities Trading Corporation under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $14,400 and $13,900 for the years ended June 30, 2006 and 2005, respectively.

NOTE 7 -      NOTES PAYABLE

              During the years ended June 30, 2006 and 2005, notes payable increased $485,820 and decreased $30,000. The changes are due to payments of and proceeds from additional notes payable, as well as reclassifications of note payable balances.

              Notes payable consisted of the following at June 30, 2006:
              Note payable, due on demand, plus interest
               at 12% per annum, unsecured.                                                    $          68,493

              Note payable, due on demand, plus interest
               at 12% per annum, unsecured.                                                              165,000

              Notes payable, due on demand, plus interest
               at 10% per annum, unsecured.                                                               20,000

              Note payable, due on demand, plus interest at
               $500 per week, secured by sales contract and officer guarantee.                            35,000

              Note payable, due on demand, no interest,
               one time loan fee of $33,000, unsecured, with stock options                                33,000

              Note payable, due on demand, plus interest at 18% per annum, secured
               by company stock owned by stockholder                                                     129,327

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

 NOTE 7 -     NOTES PAYABLE (continued)

              Note payable, due January 6, 2007, secured by all company assets
               including future sales of cement and urea by a related company                             50,000

              Note payable, due August 1, 2006, no interest,
               one time loan fee of $2,500, secured by all company assets.                                10,000

              Note payable, due July 26, 2006, no interest,
               one time loan fee of $500, unsecured.                                                       5,000
                                                                                               -----------------

                                                                                                         515,820

              Less: Current Portion                                                                     (515,820)
                                                                                               -----------------

              Long-Term Notes Payable                                                          $               -
                                                                                               =================
              The aggregate principal maturities of notes payable are as follows:

                                Year Ended
                                   June 30,                                                          Amount
                                     2007                                                      $         515,820
                                     2008                                                                      -
                                     2009                                                                      -
                                     2010                                                                      -
                              2011 and thereafter                                                              -
                                                                                               -----------------

                                    Total                                                      $         515,820
                                                                                               =================

              As of June 30, 2006 and 2005, accrued interest related to notes payable was $434,440 and $350,249, respectively. Interest expense related to notes payable for the years ended June 30, 2006 and 2005 was $109,281 and $74,392, respectively. Significant differences are due to reclassifications between related and non-related party notes payable.

NOTE 8 -      STOCK OPTIONS

              The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for the options granted during October of 2005:

                       Risk-free interest rate                      4.14%
                       Expected life in years                        0.71
                       Dividend yield                                0.00
                       Expected volatility                       195.278%

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 8 -      STOCK OPTIONS (Continued)

              A summary of the status of the Company's stock option plans as of June 30, 2006 and changes during the year is presented below:

                                                                                                Weighted Average
                                                                               Options           Exercise Price
                                                         -----------------------------------------------------------
              Outstanding option at June 30, 2005                                          -      $            0.00

                   Granted                                                           200,000                   0.25
                   Cancelled / Expired                                                     -                      -
                   Exercised                                                               -                      -
                                                            --------------------------------------------------------
              Outstanding, June 30, 2006                                             200,000      $            0.25
                                                            ========================================================
              Exercisable, June 30, 2006                                             200,000      $            0.25
                                                            ========================================================

                                      Outstanding                                           Exercisable
              ------------------------------------------------------------     --------------------------------------
                                               Weighted Average     Weighted
                                 Number           Remaining         Average           Number of        Weighted
                Exercise       Outstanding     Contractual Life     Exercise           Options          Average
                 Prices        at 6/30/06         (in years)         Price           Exercisable    Exercise Price
              -------------- ---------------- ----------------------------------- ----------------------------------
              $      0.25        200,000             .29          $     0.25           200,000      $      0.25
              -------------- ---------------- ------------------- --------------- ----------------------------------

              $      0.25        200,000             .29          $     0.25           200,000      $      0.25
              ===== ======== ================ =================== =============== ==================================

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

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

     Name                   Age    Position
     ---------             -----   ------------
    John C. Brewer          83     CEO, CFO, Chairman of the Board of Directors
    Matthew G. Shepard      32     President and Director
    Bill Vee Anderson       54     Vice-President and Director

John C. Brewer had been the President and a director of the Company since January, 1981, and from 1972 until January, 1981 was President and a director of the Company's predecessor Garb-Oil Corporation. Mr. Brewer also serves as president, chairman of the board of directors and a director of Garbalizer Corporation of America which is a major shareholder of the Company. Mr. Brewer devotes approximately 40 hours per week to the Company as well as additional time to his other business interests. On June 15, 2005 the board of directors appointed Lou Zant president and CEO, retaining Mr. Brewer as its Chief Financial Officer. Subsequently, Mr. Zant resigned as President and CEO and Mr. Brewer was again appointed President and CEO. On January 13, 2006, the Board of Directors appointed Matthew G. Shepard President and director, retaining Mr. Brewer as its CEO.

Matthew G. Shepard is 32 years old and graduated from the University of Phoenix in 2001 with a B.S. degree in marketing. In 2004 and 2005 Mr. Shepard was an officer in the U.S. Army serving in Germany and Iraq. From 1996 to 2003 Mr. Shepard was the head of sales for Bigger Faster Stronger, Inc., a Utah company, engaged in selling and promoting exercise and strength equipment and programs.

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

Charles Laver was Secretary and a director of Garb-Oil Corporation. On June 15, 2005, Mr. Laver resigned as Secretary, Treasurer and director of the Company.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 2006. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

         SUMMARY COMPENSATION TABLE

                                                          Annual Compensation
      Name and Principal Position       Fiscal Year            Salary ($)
      ---------------------------       -----------     --------------------
      John C. Brewer, CEO & CFO             2006                $48,000
                                            2005                 48,000

No officer received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2006 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

During the current fiscal year, the Company is paying and it is anticipated that the Company will continue to pay a salary to Mr. Brewer of $48,000 per annum for 40 hours per week of Mr. Brewer's time. The Company has an employment agreement with Mr. Brewer. The Company also has a one year employment agreement with Mr. Shepard for a salary of $45,000. All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 30, 2006, (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.



Name and Address                                    Amount      Percent of Class

Garbalizer Corporation                            9,788,291              43.8%
of America (Notes 1, 3 & 4)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Ralph C. Alexander                                  943,343               4.7%
152 Hall Street
Spartanburg, South Carolina

A/S Parkveien 55                                  1,050,000               5.2%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

LTD II Enterprises                                1,000,000               4.5%
1209 W 1800 N
Lehi, Utah

Bill Anderson                                       306,000               1.4%
Newhouse Office Building, Suite 507
Salt Lake City, Utah
--------------------------------------------------------------------------------
All directors and                                10,094,291              45.2%
officers as a group
(2 entities; Garbalizer and Bill Anderson - see notes 1, 3 & 4)


(1) John C. Brewer beneficially owns 98% of the outstanding common stock of Garbalizer Corporation of America ("GCA").
(2) In September, 1988 A/S Parkveien 55 filed a Schedule 13D stating its beneficial ownership of 1,800,000 shares owned of record and beneficially by it. The Schedule 13D also indicates that an additional 478,000 shares (3.3% of the class) were beneficially owned by two Norwegian corporations having common control or ownership with A/S Parkveien 55. During a prior fiscal year, 1,500,000 shares held of record by A/S Parkveien 55 at the time of the
    Schedule 13D filing were transferred of record to Christiana Bank, Oslo, Norway and neither A/S Parkveien 55 nor the other corporations listed on the
    Schedule 13D currently own shares of record. A/S Parkveien 55 did not inform the Company of a change in beneficial ownership as result of such change in record ownership and the table therefore reflects beneficial ownership stated in the Schedule 13D as adjusted for subsequent sales by Christiana Bank.
(3) Consists of 9,788,291 shares held by GCA in which Mr. Brewer may be deemed to share beneficial ownership as a result of his position as a director and principal shareholder of GCA.
(4) Consists of 9,788,291 shares held by GCA in which Mr. Laver may be deemed to share beneficial ownership as a result of his position as a director of GCA, and 20,746 shares owned of record by Mr. Laver.

The Company is unaware of any arrangements which may result in a change in control of the Company.

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its then President, now CEO and Vice President, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO and Vice President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2006 and 2005, the CEO and Vice President was owed accrued salary of $696,000 and $648,000, respectively.

During the years ended June 30, 2006 and 2005, notes payable - related parties decreased $408,898, and increased $171,234, respectively. The changes are due to reclassifications of notes payable and to proceeds from additional notes payable. Some payments were made on notes payable and additional funds were borrowed during the years ended June 30, 2006 and 2005.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2006:

              Accounts payable to a related party, due on demand, no interest,
               unsecured                                                                       $         180,000

              Accounts payable to related parties, due on demand, variable
               interest, unsecured                                                                       116,662

              Note payable to a related party, due on demand, plus interest
               at 8% per annum, unsecured.                                                                30,000

              Note payable to a related party, due on demand, plus interest
               at 12% per annum, unsecured.                                                               18,000

              Note payable to a related party, due on demand, plus interest
               at 5% per month, unsecured.                                                                12,363
                                                                                               -----------------
                                                                                               $         357,025

As of June 30, 2006 and 2005, accrued interest related to the related party notes payable was $14,738 and $2,319, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2006 and 2005 was $32,086 and $20,342, respectively.


13. EXHIBITS AND REPORTS ON FORM 10-KSB

a. The following financial statements and schedules are filed herewith.

   Garb Oil & Power Corporation

                  Consolidated Balance Sheet - June 30, 2006.
                  Consolidated Statements of Operations - For the Years Ended
                    June 30, 2006 and 2005.
                  Consolidated Statements of Stockholders' Equity (Deficit) -
                    For the Years Ended June 30, 2006 and 2005.
                  Consolidated Statements of Cash Flows For the Years Ended
                    June 30, 2006 and 2005.

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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2006, and June 30, 2005:

Fee category                       2006              2005
--------------                     ----              ----

Audit fees                        $13,730          $12,955
Audit related fees                      -                -
Tax fees                                -                -
All other fees                          -                -
                                  -------          -------

Total fees                        $13,730          $12,955
                                  =======          =======

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

                                       GARB OIL & POWER CORPORATION


                                       By: /s/ John C. Brewer
                                         ----------- ---------------------------
                                         John C. Brewer, Chief Executive Officer
                                         and Chief Financial Officer

         DATED this 13th Day of October, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         1. By its principal executive officer.


                  Date:   Oct. 13th, 2006         /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer,
                                                 Chief Executive Officer

         2. And by its principal financial officer and principal accounting officer.


                  Date:    Oct. 13th, 2006        /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer,
                                                 Chief Financial Officer

         3. And by a majority of its Board of Directors.


                  Date:    Oct. 13th, 2006        /s/ John C. Brewer
                                                 ----------------------------
                                                 John C. Brewer, Director


                  Date:    Oct. 13th, 2006       /s/ Bill Vee Anderson
                                                 ----------------------------
                                                 Bill Vee Anderson, Director