Form 10QSB
period 2006-09-30
GARB OIL & POWER CORP
filed 2006-11-20
CIK 798371

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2006


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

                               September 30, 2006

                                   22,371,782




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

                                      GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                               Consolidated Balance Sheets



                                                          ASSETS


                                                                            September 30,      June 30,
                                                                                2006                   2006
------------------------------------------------------------------------------------------     -----------------
                                                                             (Unaudited)

CURRENT ASSETS
   Cash                                                                  $               -     $               -
   Inventory                                                                        20,547                20,547
   Prepaid expenses                                                                    300                   300
                                                                         -----------------     -----------------

     Total Current Assets                                                           20,847                20,847
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT

   Engineering drawings                                                              2,500                 2,500
   Office equipment                                                                 11,658                11,658
   Tools and equipment                                                              31,340                31,340
   Building improvements                                                             8,022                 8,022
   Less:  accumulated depreciation                                                 (52,776)              (52,714)
                                                                         -----------------     -----------------

     Total Property and Equipment                                                      744                   806
                                                                         -----------------     -----------------


     TOTAL ASSETS                                                        $          21,591     $          21,653
                                                                         =================     =================


                 The accompanying notes are an integral part of these consolidated financial statements.

                                      GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                         Consolidated Balance Sheets (Continued)


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            September 30,           June 30,
                                                                                2006                  2006
------------------------------------------------------------------------------------------     -----------------
                                                                             (Unaudited)

CURRENT LIABILITIES
   Bank overdraft                                                        $             565     $           1,656
   Accounts payable and accrued expenses                                            50,973                54,150
   Notes payable                                                                   538,820               515,820
   Notes payable - related parties                                                 372,975               357,025
   Accrued interest                                                                460,358               434,440
   Accrued interest- related parties                                                13,173                14,738
   Wages payable                                                                   740,450               717,200
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   2,177,314             2,095,029
                                                                         -----------------     -----------------

     Total Liabilities                                                           2,177,314             2,095,029
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; (no par value) 80,000,000 shares
    authorized; 22,371,782 shares outstanding                                    2,915,542             2,915,542
   Accumulated deficit                                                          (5,071,265)           (4,988,918)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                       (2,155,723)           (2,073,376)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                          $          21,591     $          21,653
                                                                         =================     =================



                  The accompanying notes are an integral part of these consolidated financial statements.


                                      GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                                       (Unaudited)

                                                                                                  For the Three Months Ended
                                                                                                         September 30,
                                                                                                   2006                 2005
                                                                                               ---------------     ---------------
SALES
   Shredder sales                                                                              $            -      $       289,810
   Other sales                                                                                              -                  489
                                                                                               --------------      ---------------

     Total Sales                                                                                            -              290,299
                                                                                               --------------      ---------------

COST OF SALES
   Cost of shredders                                                                                        -              290,765
   Other direct costs                                                                                       -                  467
                                                                                               --------------      ---------------

     Total Cost of Sales                                                                                    -              291,232
                                                                                               --------------      ---------------

GROSS PROFIT (LOSS)                                                                                         -                 (933)
                                                                                               --------------      ---------------

EXPENSES
   Salary and wages                                                                                    40,790               29,282
   Commissions                                                                                            690                  325
   Office                                                                                                 403                1,354
   Rent                                                                                                 3,600                3,600
   Telephone                                                                                              998                  551
   Professional fees                                                                                    3,800                1,953
   Insurance                                                                                            2,186                2,447
   Taxes and licenses                                                                                   1,361                1,533
   Travel                                                                                                 300                2,019
   Advertising                                                                                              -                    -
   Depreciation                                                                                            62                   62
   Repairs and maintenance                                                                                 69                  131
   Other                                                                                                2,001                4,586
                                                                                               --------------      ---------------

     Total Expenses                                                                                    56,260               47,843
                                                                                               --------------      ---------------

OPERATING INCOME (LOSS)                                                                               (56,260)             (48,776)
                                                                                               --------------      ---------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                                   (26,087)             (18,006)
                                                                                               --------------      ---------------

     Total Other Income (Expense)                                                                     (26,087)             (18,006)
                                                                                               --------------      ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                                                 (82,347)             (66,782)
                                                                                               --------------      ---------------

INCOME TAXES                                                                                                -                    -
                                                                                               --------------      ---------------

NET INCOME (LOSS)                                                                              $      (82,347)     $       (66,782)
                                                                                               ==============      ===============

BASIC INCOME (LOSS) PER SHARE                                                                  $        (0.00)     $         (0.00)
                                                                                               ==============      ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                                             22,371,782           20,000,000
                                                                                               ==============      ===============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                          GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficit)





                                                                                    Common Stock           Accumulated
                                                                                 Shares          Amount       Deficit
                                                                             ------------   -------------  -----------
Balance, June 30, 2006                                                         22,371,782   $   2,915,542  $(4,988,918)

Net loss for the period ended
 September 30, 2006 (unaudited)                                                         -               -      (82,347)
                                                                             ------------   -------------  -----------

Balance, September 30, 2006
 (unaudited)                                                                   22,371,782   $   2,915,542  $(5,071,265)
                                                                             ============   =============  ===========


                 The accompanying notes are an integral part of these consolidated financial statements.

                                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                            For the Three Months Ended
                                                                                                    September 30,
                                                                                               2006                2005
                                                                                        -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                    $         (82,347)  $         (66,782)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation                                                                                      62                  62
   Changes in current assets and liabilities:
     Accounts receivable                                                                                -             (45,355)
     Inventory                                                                                          -                   -
     Work in progress                                                                                   -             199,164
     Prepaid expenses                                                                                   -               1,200
     Bank overdraft                                                                                (1,091)                  -
     Accounts payable and accrued expenses                                                         (3,177)            (34,463)
     Customer deposits                                                                                  -            (144,905)
     Accrued payroll                                                                               23,250              10,953
     Accrued interest payable and accrued interest
       payable-related party                                                                       24,353              17,422
                                                                                        -----------------   -----------------
       Net Cash Provided (Used) by Operating Activities                                           (38,950)            (62,704)
                                                                                        -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property and equipment                                                                               -                   -
                                                                                        -----------------   -----------------

       Net Cash Provided by Investing Activities                                                        -                   -
                                                                                        -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                                      5,000                   -
   Proceeds from notes payable - related party                                                     33,950              25,000
   Payments on notes payable - related party                                                            -              (4,553)
                                                                                        ------------------  -----------------

     Net Cash Provided (Used) by Financing Activities                                              38,950              20,447
                                                                                        -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                                                         -             (42,257)

NET CASH AT BEGINNING OF PERIOD                                                                         -              54,495
                                                                                        -----------------   -----------------

NET CASH AT END OF PERIOD                                                               $               -   $          12,238
                                                                                        =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Cash paid for interest                                                               $           1,734   $             584
   Cash paid for income taxes                                                           $               -   $               -


                 The accompanying notes are an integral part of these consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      September 30, 2006 and June 30, 2006


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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


NOTE 3 - SUBSEQUENT EVENTS

         On October 31, 2006, the Company issued 500,000 shares of its common stock to Commodities Trading Corporation for $25,000 in an isolated transaction.

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At September 30, 2006 the Company had a deficit in working capital (current liabilities in excess of current assets) of

$2,156,467. The working capital deficit at June 30, 2006 was $2,074,182. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from the sales of shredders or spare parts during the current fiscal quarter. The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended September 30, 2006 and 2005 of $56,260 and $48,776, respectively. Total expenses for this fiscal quarter 2006 were $56,260 compared to $47,843 in 2005. Salaries, wages and commissions were $40,790 for 2006 compared to $29,282 for 2005. Rental expenses were $3,600 in 2006 and 2005. Total expenses have remained fairly constant with the exception of an increase in salaries, wages and commissions. The company executed a one year employment agreement with its current President on January 9, 2006. $32,450 in salary has been accrued to him as of September 30, 2006. If more of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended September 30, 2006 and 2005 was $(82,347) and $(66,782), respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to $(0.00) in 2005. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the quarter ended September 30, 2006, the Company had no change in its cash balances compared with a net decrease in cash of $(42,257) during the quarter ended September 30, 2005. The primary sources of cash were from the sale of shredders in 2005 and additional loans from financing activities in 2006.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of September 30, 2006 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America.

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

UTTI Tire Repair and Resale Business

The Company's efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company's management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. ("UTTI") as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of June 30, 2002 both the Company and UTTI had decided that future operations for UTTI probably would not be re-started.

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


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         The following exhibits are included as part of this report:

                  Exhibit 31 Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32 Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                        GARB OIL AND POWER CORPORATION



Date: 11/17/06                          By: /s/  John C Brewer
                                            ----------------------------------
                                            John C Brewer, CEO and
                                            Principal Executive, Financial
                                            and Accounting Officer