Form 10QSB
period 2006-12-31
GARB OIL & POWER CORP
filed 2007-02-14
CIK 798371

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to _______________.

Commission File No. 0-14859

GARB OIL AND POWER CORPORATION

(Name of Small Business Issuer in its Charter)

UTAH	87-0296694
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

     1588 South Main Street, Suite 200

Salt Lake City, Utah 84115

____________________

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 832-9865

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒	No ☐	(2) Yes ☒	No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

December 31, 2006

22,871,782

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT ASSETS
Cash	$3,939	-
Inventory	20,547	20,547
Prepaid expenses	300	300

Total Current Assets	24,786	20,847

PROPERTY AND EQUIPMENT
Engineering drawings	2,500	2,500
Office equipment	11,658	11,658
Tools and equipment	31,340	31,340
Building improvements	8,022	8,022
Less: accumulated depreciation	(52,838)	(52,714)

Total Property and Equipment	682	806

TOTAL ASSETS	$25,468	$21,653

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$-	$1,656
Accounts payable and accrued expenses	56,018	54,150
Notes payable	538,820	515,820
Notes payable - related parties	400,775	357,025
Accrued interest	484,138	434,440
Accrued interest- related parties	15,166	14,738
Wages payable	763,700	717,200

Total Current Liabilities	2,258,617	2,095,029

Total Liabilities	2,258,617	2,095,029

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; (no par value) 80,000,000 shares
authorized; 22,871,782 shares outstanding	2,940,542	2,915,542
Accumulated deficit	(5,173,691)	(4,988,918)

Total Stockholders' Equity (Deficit)	(2,233,149)	(2,073,376)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$25,468	$21,653

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

                                          For the Three Months Ended            For the Six Months Ended
                                                  December 31,                           December 31,
                                      ----------------------------------   -----------------------------------
                                           2006               2005             2006                 2005
                                      ---------------    ---------------   ---------------     ---------------

SALES
   Shredder sales                     $            -     $             -   $            -      $       289,810
   Other sales                                     -              20,970                -               21,458
                                      --------------     ---------------   --------------      ---------------

     Total Sales                                   -              20,970                -              311,268
                                      --------------     ---------------   --------------      ---------------

COST OF SALES
   Cost of shredders                               -              23,536                -              293,523
   Other direct costs                              -                   -                -               21,244
                                      --------------     ---------------   --------------      ---------------

     Total Cost of Sales                           -              23,536                -              314,767
                                      --------------     ---------------   --------------      ---------------

GROSS PROFIT (DEFICIT)                             -              (2,566)               -               (3,499)
                                      --------------     ---------------   --------------      ---------------

EXPENSES
   Salary, wages and commissions              40,790              29,100           81,580               58,382
   Office                                         55                 681              458                2,035
   Rent                                        3,600               3,600            7,200                7,200
   Telephone                                   1,012               1,200            2,011                1,751
   Professional fees                          19,033              18,342           22,833               20,295
   Insurance                                   2,691               2,172            4,877                4,619
   Taxes and licenses                          1,409               4,062            2,770                5,595
   Travel                                          -               5,606              338                7,625
   Advertising                                     -                   -                -                    -
   Depreciation                                   62                  62              124                  124
   Repairs and maintenance                         -                 161               69                  292
   Other                                       1,081               2,778            3,731                7,689
                                      --------------     ---------------   --------------      ---------------

     Total Expenses                           69,733              67,764          125,991              115,607
                                      --------------     ---------------   --------------      ---------------

OPERATING (LOSS)                             (69,733)            (70,330)        (125,991)            (119,106)
                                      --------------     ---------------   --------------      ---------------

OTHER INCOME (EXPENSES)
   Interest expense                          (32,694)            (20,312)         (58,782)             (38,318)
                                      --------------     ---------------   --------------      ---------------

     Total Other Income (Expense)            (32,694)            (20,312)         (58,782)             (38,318)
                                      --------------     ---------------   --------------      ---------------

NET (LOSS) BEFORE INCOME TAXES              (102,427)            (90,642)        (184,773)            (157,424)
                                      --------------     ---------------   --------------      ---------------

INCOME TAXES                                       -                   -                -                    -
                                      --------------     ---------------   --------------      ---------------

NET (LOSS)                            $     (102,427)    $       (90,642)  $     (184,773)      $     (157,424)
                                      ==============     ===============   ==============       ==============

BASIC (LOSS) PER SHARE                $        (0.00)    $         (0.00)  $        (0.01)      $         0.00
                                      ==============     ===============   ==============       ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    22,706,027          20,000,000       22,683,195           20,000,000
                                      ==============     ===============   ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit
Balance, June 30, 2006	22,371,782	$2,915,542	$(4,988,918)
Shares issued for cash (unaudited)	500,000	25,000	-
Net loss for the period ended
December 31, 2006 (unaudited)	-	-	(184,773)

Balance, December 31, 2006
(unaudited)	22,871,782	$2,940,542	$(5,173,691)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

                                                                       For the Six Months Ended
                                                                             December 31,
                                                                 -------------------------------------
                                                                        2006                2005
                                                                 -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $        (184,773)  $        (157,424)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                              124                 124
Changes in current assets and liabilities:
     Accounts receivable                                                         -             (45,355)
     Inventory                                                                   -               5,250
Prepaid expenses                                                                 -               1,200
     Work in progress                                                            -             199,164
     Customer deposits                                                           -            (144,905)
Accounts payable and accrued expenses                                        1,165             (13,297)
Accrued payroll                                                             43,891              22,953
Accrued interest payable and accrued interest
      payable-related party                                                 50,126              34,448
Other current liabilities                                                        -                   -
                                                                 -----------------   -----------------

       Net Cash (Used) by Operating Activities                             (89,467)            (97,842)
                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Property and equipment                                                        -                   -
                                                                 -----------------   -----------------

       Net Cash (Used) by Investing Activities                                   -                   -
                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Reduction of bank overdraft                                               1,656
   Proceeds from notes payable                                              23,000                   -
   Proceeds from notes payable - related party                              43,750              47,172
   Payments on notes payable - related party                                     -                   -
   Proceeds from sale of stock                                              25,000                   -
                                                                 -----------------   -----------------

     Net Cash Provided by Financing Activities                              93,406              47,172
                                                                 -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                              3,939             (50,670)

NET CASH AT BEGINNING OF PERIOD                                                  -              54,495
                                                                 -----------------   -----------------

NET CASH AT END OF PERIOD                                        $           3,939   $           3,825
                                                                 =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

   Cash paid for interest                                        $           6,921   $           3,286
   Cash paid for income taxes                                    $               -   $               -

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and June 30, 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

To raise working capital, 500,000 shares of common stock were issued for $25,000. on November 20, 2006.

Item 2. Management’s Discussion and Analysis or Results of Operation.

A. Description of Business

Garb Oil & Power Corporation (the “Company”) is in the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party’s unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. Management also believes that with the new marketing strategies that are now implemented the potential for machinery sales has increased. The Company is now in the process of marketing commodities imported from China through its Minority Distributor, Lone Willow, LLP of Virginia. The Company has submitted quotes for dry wall, cement and other building materials to Lone Willow which Lone Willow will market to users of such materials in the Eastern, North Eastern and South Eastern United States. Because of its Minority status Lone Willow has an opportunity to achieve a favorable position for sales to contractors involved in rebuilding in Louisiana, Mississippi, Texas and other areas. Additional building materials and other commodities are available to the Company from China if the Company and Its Distributor are successful in marketing the commodities. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Substantially all of the Company’s existing liabilities, other than trade payables and deferred revenue, are owed to the Company’s Chief Financial Officer, John Brewer or other shareholders of the Company. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

The Company’s predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At December 31, 2006 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,233,831. The working capital deficit at June 30, 2006 was $2,074,182. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

When shredding machines are sold the company requires that 50% of the total selling price be deposited with the company as protection against cancellation of the sales contract. The company has access to these funds and uses them to cover part of the manufacturing costs of the shredder. The company is also required to give a deposit to the manufacturer of the shredder, at the time the company contracts with the manufacturer to build a machine. When the machine is finished and delivered to the buyer, it is completed and tested prior to delivery. At the time of shipment the buyer is required to pay the balance due on the sales contract. Because of the successful history of the company’s machine performance, the deposit requirement has not presented a problem in sales. For one year the buyer has a warranty to cover performance of the machine.

The Company received no revenue from the sales of shredders or spare parts during the current fiscal quarter.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended December 31, 2006 and 2005 of $69,733 and $70,330, respectively. Total expenses for this fiscal quarter 2006 were $69,733 compared to $67,764 in 2005. Salaries, wages and commissions were $40,790 for 2006 compared to $29,100 for 2005. Rental expenses were $3,600 in 2006 and 2005. Total expenses have remained fairly constant with the exception of an increase in salaries, wages and commissions. The company executed a one year employment agreement with its current President on January 9, 2006. $43,700 in salary has been accrued to him as of December 31, 2006. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended December 31, 2006 and 2005 was $(102,427) and $(90,642), respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to $(0.00) in 2005. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

UTTI is 55% owned by the Company and operates at a loss. UTTI’s losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder’s interest in the UTTI loss. For several years the tire repair equipment owned by UTTI has been stored in facilities in Illinois for use by a company associated with Garb-Oil. Consequently there has been no storage or rental expense related to the UTTI tire repair equipment during this time. Current plans include use of this machinery at facilities owned by a purchaser of one of the company’s shredders. Current negotiations are continuing regarding use of the tire repair machinery and the company is incurring no storage costs during these negotiations.

During the six months ended December 31, 2006, the Company had an increase in its cash balances of $3,939 compared with a net decrease in cash of $(50,670) during the six months ended December 31, 2005. The primary sources of cash were from the sale of shredders in 2005 and additional loans from financing activities in 2006.

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

The Company announced the availability of the OTR Tire Disintegrator System in July, 1992. Although the Company has received and continues to receive numerous inquiries from potential buyers or users of the OTR Tire Disintegrator System, it has not built or sold an OTR Tire Disintegrator System. The Company’s original intent was to retain ownership of the OTR Tire Disintegrator System, allowing its use by persons who purchase an exclusive territory from the Company and who agree to pay the Company a share of any profits earned. However, the Company has decided to modify its requirements to allow others to purchase and use the technology and machinery on a license and royalty based upon gross sales.

Shredding Systems

On March 19, 1999 the Company acquired a patented shredding system from its sister company, Garbalizer Machinery Corporation (“GMC”). See “Certain Relationships and Related Transactions”. This system became available when GMC merged with a Canadian Internet company, changed its name to RecycleNet, Inc. and ceased its shredder business.

The Company acquired from GMC all of its then existing assets, including the Garbalizer name and logo, patents, machinery designs and contract rights in exchange for assumption of all then existing indebtedness of GMC in the approximate amount of $500,000.

The system known as the “Garbalizer Shredder” has a thirty-year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen U.S., and six foreign patents all of which have expired except U.S. patent number 4927088 which expires on May 22, 2007.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of December 31, 2006 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America.

The Agreements previously listed and shown in the Business Section of the company’s reports between the companies Micron SA of Odessa, Ukraine and Representaciones Internationales of Guadalajara, Mexico have been terminated by the company for not performing as required by the Agreements. Cancellation of the Agreements are a benefit to the company in that it is receiving numerous inquiries from advertisements that come directly to the company and can be serviced directly by the company instead of through an unrelated entity.

The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of December 31, 2006 the company management has determined that the company should continue taking advantage of the benefits of such manufacturing and marketing in future Company operations.

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

The Agreement between the company and the Princeton group has proven very beneficial to the company and the company has since acquiring the Agreement with the Princeton group imported machinery for sale due to the Princeton Group’s efforts and continues to investigate beneficial and potential profitable commodities for import and market through the company’s contacts in the U.S. and China.

Crumb Rubber Plants

The Company markets plants and equipment to process scrap passenger car and light truck tires into crumb rubber. The Company is marketing such plants worldwide on a “turn-key” basis. The equipment for such plants will include third party equipment, equipment made to the Company’s specifications, shredders and other items provided by the Company. The new marketing strategy currently being established by the Company has made available crumb rubber technology which heretofore was not available to the Company.

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

UTTI Tire Repair and Resale Business

The Company’s efforts have historically focused on reducing the environmental problems of disposing of used tires by creating fuel, power or useful by-products from the tires. Although such efforts have not resulted in commercial operations, the Company’s management has gained extensive knowledge of the used tire distribution and disposal business through such efforts. On May 20, 1994 the Company formed Utah Truck Tires, Inc. (“UTTI”) as a majority owned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of June 30, 2002 both the Company and UTTI had decided that future operations for UTTI probably would not be re-started.

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

Process

The Company plans to exploit these patents if and when the board of directors of the Company determines that the financing and timing is appropriate. It is not expected that such exploitation will occur in the foreseeable future and accordingly the patents have not been considered important to the Company’s immediate future.

Employees

The Company’s President and CEO, John C. Brewer, and its Chief Engineer and Secretary, Bill V. Anderson, each devote 40 hours or more per week to the Company’s business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

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

Item 2. Changes in Securities and Use of Proceeds.

See the heading “Plan of Operations” of the caption “Management’s

Discussion and Analysis or Plan of Operation,” Part I, Item 2 of this Report.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL AND POWER CORPORATION

Date: 02/07/07	By: /s/ John C. Brewer
John C. Brewer, CEO and
Principal Executive, Financial and
Accounting Officer