Form 10QSB
period 2007-03-31
GARB OIL & POWER CORP
filed 2007-05-17
CIK 798371

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

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

May 14, 2007

22,871,782

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Inventory	20,547	20,547
Prepaid expenses	300	300

Total Current Assets	20,847	20,847

PROPERTY AND EQUIPMENT
Engineering drawings	2,500	2,500
Office equipment	11,658	11,658
Tools and equipment	31,340	31,340
Building improvements	8,022	8,022
Less: accumulated depreciation	(52,900)	(52,714)

Total Property and Equipment	620	806

TOTAL ASSETS	$21,467	$21,653

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	March 31, 2007	June 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$2,437	$1,656
Accounts payable and accrued expenses	47,724	54,150
Notes payable	525,820	515,820
Notes payable - related parties	447,325	357,025
Accrued interest	506,218	434,440
Accrued interest- related parties	18,069	14,738
Wages payable	777,000	717,200

Total Current Liabilities	2,324,593	2,095,029

Total Liabilities	2,324,593	2,095,029

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; (no par value) 80,000,000 and
20,000,000 shares authorized; 22,871,782 and
20,000,000 shares outstanding, respectively	2,940,542	2,915,542
Accumulated deficit	(5,243,668)	(4,988,918)

Total Stockholders' Equity (Deficit)	(2,303,126)	(2,073,376)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$21,467	$21,653

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
SALES
Shredder sales	$—	$—	$—	$289,810
Other sales	—	7,167	—	28,625

Total Sales	—	7,167	—	318,435

COST OF SALES
Cost of shredders	—	4,878	—	298,401
Other direct costs	—	3,965	—	25,209

Total Cost of Sales	—	8,843	—	323,610

GROSS PROFIT (DEFICIT)	—	(1,676)	—	(5,175)

EXPENSES
Salary, wages and commissions	30,840	30,480	112,420	88,862
Office	—	374	458	2,409
Rent	3,600	3,600	10,800	10,800
Telephone	938	1,240	2,949	2,991
Professional fees	1,731	82,281	24,564	102,576
Insurance	1,635	2,148	6,512	6,767
Taxes and licenses	1,901	1,538	4,266	7,133
Travel	—	—	338	7,625
Advertising	—	30	—	30
Depreciation	62	62	186	186
Repairs and maintenance	164	69	234	361
Other	745	3,296	4,880	10,985

Total Expenses	41,616	125,118	167,607	240,725

OPERATING (LOSS)	(41,616)	(126,794)	(167,607)	(245,900)

OTHER INCOME (EXPENSES)
Interest expense	(28,361)	(282,687)	(87,143)	(321,005)

Total Other Income (Expense)	(28,361)	(282,687)	(87,143)	(321,005)

NET (LOSS) BEFORE INCOME TAXES	(69,977)	(409,481)	(254,750)	(566,905)
INCOME TAXES	—	—	—	—

NET (LOSS)	$(69,977)	$(409,481)	$(254,750)	$(566,905)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,871,782	20,000,000	22,610,833	20,000,000

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit
Balance, June 30, 2006	22,371,782	$2,915,542	$(4,988,918)
Shares issued for cash (unaudited)	500,000	25,000	—
Net loss for the period ended
March 31, 2007 (unaudited)	—	—	(254,750)

Balance, March 31, 2007
(unaudited)	22,871,782	$2,940,542	$(5,243,668)

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(254,750)	$(566,905)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services and loan fees	—	302,804
Depreciation	186	186
Changes in current assets and liabilities:
Accounts receivable	—	(45,355)
Inventory	—	8,250
Prepaid expenses	—	—
Work in progress	—	199,164
Customer deposits	—	(144,905)
Accounts payable and accrued expenses	(6,426)	(28,216)
Accrued payroll	59,800	34,953
Accrued interest payable and accrued interest
payable-related party	75,109	88,833
Other current liabilities	—	—

Net Cash (Used) by Operating Activities	(126,081)	(151,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	—	—

Net Cash (Used) by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase of bank overdraft	781	—
Common stock issued for cash	25,000	25,000
Proceeds from notes payable	10,000	50,000
Proceeds from notes payable - related party	90,300	23,375
Payments on notes payable - related party	—	—

Net Cash Provided by Financing Activities	126,081	98,375

NET (DECREASE) IN CASH	—	(52,776)
NET CASH AT BEGINNING OF PERIOD	—	54,495

NET CASH AT END OF PERIOD	$—	$1,719

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest	$10,300	$7,378
Cash paid for income taxes	$—	$—

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 and June 30, 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

NOTE 3 -	SIGNIFICANT EVENTS

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At March 31, 2007 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,303,746. The working capital deficit at June 30, 2006 was $2,074,182. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended March 31, 2007 and 2006 of $41,616 and $126,794, respectively. Total expenses for this fiscal quarter 2007 were $41,616 compared to $125,118 in 2006. Salaries, wages and commissions were $30,840 for 2007 compared to $30,480 for 2006. Rental expenses were $3,600 in 2007 and 2006. Total expenses have remained fairly constant with the exception of an increase in salaries, wages and commissions. The company executed a one year employment agreement with its current President on January 9, 2006. $45,000 in salary has been accrued to him as of March 31, 2007. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended March 31, 2007 and 2006 was $(69,977) and $(409,481), respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to $(0.02) in 2006. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the nine months ended March 31, 2007, the Company had no increase or decrease in its cash balances of $0 compared with a net decrease in cash of $(52,776) during the nine months ended March 31, 2006. The primary sources of cash were from additional loans and sale of capital stock from financing activities in 2007 and 2006.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of March 31, 2007 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America.

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

The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of March 31, 2007 the company management has determined that the company should continue taking advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Exhibit 32.1	Certification of Principal Executive Officer Principal

Financial Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL AND POWER CORPORATION

Date: 05/09/07	By:	/s/ John C Brewer
John C Brewer, CEO and
Principal Executive, Financial and
Accounting Officer