Form 10KSB
period 2007-06-30
GARB OIL & POWER CORP
filed 2007-10-31
CIK 798371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_______ to _______

Commission file Number 0-14859

GARB OIL & POWER CORPORATION

(Name of small business issuer in its charter)

Utah	87-0296694
State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

1588 South Main Street, Suite 200
Salt Lake City, Utah 84115
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (801) 832-9865

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $246,096.

(ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 20, 2007, the Issuer had outstanding 22,899,098 shares of common stock (no par value).

Transitional Small Business Disclosure Format (check one)

Yes ☒  No ☐

PART I

1. DESCRIPTION OF BUSINESS

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

The Company received revenues of $0 in the fiscal year ended June 30, 2007 and at the end of the year its current liabilities exceeded its total assets by $2,421,710. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder in June 2005. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

Although such discussions are underway there is no assurance that the discussions will result in an Agreement between the two companies or that the process would be successful if constructed by INTERPIPE. Due to INTERPIPE’S inability to secure funding from the Ukrainian Government to finance the OTR development the company cancelled negotiations with INTERPIPE and entered into an Agreement with Xingcheng Machinery of Xingcheng, China PRC to develop the OTR system. Development is currently underway and is scheduled to have an operational Pilot Model in development stage by the first quarter of 2008.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2007 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of June 30, 2007 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy Radioactive Waste Technology

On May 11, 1998, the Company entered into a Project Development and Construction Agreement with Trenergy Inc. (“Trenergy”). Pursuant to the Trenergy Agreement, the Company has been engaged to provide consulting and analysis regarding the potential commercial application of Trenergy’s unproven claimed technology to neutralize and remediate radioactive waste.

Trenergy has reported to the Company that the Trenergy technology has the potential of neutralizing radioactive waste. The Company has not verified Trenergy’s claims. If true, Trenergy’s technology would involve a substantial departure from current methodology and currently accepted scientific principles. Trenergy has informed the Company that it has applied for a patent on the Trenergy technology. Filing of a patent application does not indicate that any third party has verified the validity of the technology.

The Trenergy Agreement is for a five-year term with renewal provisions and gives the Company the right to build all systems and plants for Trenergy on a cost plus basis which cannot exceed similar costs for similar projects. The Company is designated as Trenergy’s exclusive agent to exploit the Trenergy technology outside of the United States with the exception of the Republic of Belarus, Ukraine, Romania, Macedonia, Greece and Hungary. Trenergy and the Company intend to equally share license revenues from potential licenses of the Trenergy technology in the Company’s territory; provided that Trenergy may negotiate the Company’s compensation for licenses where Trenergy had initial discussions with the licensee. No licenses for the Trenergy technology have been granted as of the date of this report and it is possible such licenses may not be granted in the future.

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of June 30, 2007 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

In connection with the Garbalizer Shredder design, the Company owns United States patent number 4,927,088 that expired May 22, 2007 and Canadian patent number 1,137,949 that expired December 21, 1999.

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

Employees

The Company’s CEO and CFO, John C. Brewer, and its Chief Engineer each devote 40 hours, or more, per week to the Company’s business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

The Company believes its relationship with its employees to be good.

The Company is not a party to any collective bargaining agreement.

Research and Development

During the fiscal years ended June 30, 2007 and 2006, the Company has not expended any funds on research and development activities.

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

2. DESCRIPTION OF PROPERTY

The Company’s executive offices are located at 1588 South Main Street under a five year lease. The offices consist of approximately 2,400 square feet. The premises are being leased from Utah Automobile Dealers Association, an unrelated third party, on a monthly basis. UTTI leases space in Salt Lake City from a third party to store its equipment and inventory pursuant to a month-to-month lease.

3. LEGAL PROCEEDINGS

Not Applicable.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol GARB. On August 2, 2002 there were approximately 568 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners.

During the years ended June 30, 2007 and 2006, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

Period
(Fiscal Year)	High	Low

2006
1st Quarter	.33	.07
2nd Quarter	.11	.05
3rd Quarter	.09	.05
4th Quarter	.12	.04

2007
1st Quarter	.06	.02
2nd Quarter	.04	.02
3rd Quarter	.05	.02
4th Quarter	.05	.02

The foregoing over-the-counter quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Dividends

No cash dividends have been paid by the Company in the past, and dividends are not contemplated in the foreseeable future. Utah law currently prohibits the payment of dividends since the Company’s liabilities exceed its assets. Dividends will be dependent directly upon the earnings of the Company, financial needs, and other similar unpredictable factors. For the foreseeable future, it is anticipated that any earnings that may be generated from the operations of the Company will be used to finance the operations of the Company and dividends will not be declared for shareholders. The Company is not subject to any contractual restrictions on the payment of dividends.

Sales of Unregistered Securities

During the fiscal year ended June 30, 2007, 500,000 shares were issued for cash and 27,316 shares were issued in payment of accounts payable by the Company.

6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2007 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,421,710. The working capital deficit at June 30, 2006 was $2,074,182. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company received no revenue from sales during the current fiscal year.

The Company derived a loss from operations before other income (expense) during the years ended June 30, 2007 and June 30, 2006 of $214,808 and $333,737, respectively. Total expenses for 2007 were $214,808 compared to $329,122 in 2006. Salaries, wages, commissions and consulting fees were $142,650 for 2007 compared to $218,420 for 2006. Rental expenses were $14,400 in 2007 and in 2006. Total expenses decreased primarily because of decreases in Consulting and Professional fees. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2007 was $374,869 compared to a net loss of $575,900 in 2006. On a per share basis, the net loss for the year ended June 30, 2007 was ($0.02) compared to net loss of ($0.03) in 2006. Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The

Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

UTTI is 55% owned by the Company and operates at a loss. UTTI’s losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder’s interest in the UTTI loss. For several years the tire repair equipment owned by UTTI has been stored in facilities in Illinois for use by a company associated with Garb-Oil. Consequently there has been no storage or rental expense related to the UTTI tire repair equipment during this time. Current plans include use of this machinery at facilities owned by a purchaser of one of the company’s shredders.Current negotiations are continuing regarding use of the tire repair machinery and the company is incurring no storage costs during these negotiations.

During the year ended June 30, 2007, the Company had a net increase in cash of $3,360. The primary sources of cash were from sales of common stock and additional loans from financing activities.

7. FINANCIAL STATEMENTS

[The remainder of this page was intentionally left blank]

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-6

Consolidated Statements of Stockholders’ Equity (Deficit)	F-7

Consolidated Statements of Cash Flows	F-8

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders

Garb Oil and Power Corporation and Subsidiaries

Salt Lake City, Utah

We have audited the consolidated balance sheet of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2007, and the consolidated results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in the production and marketing of tire shredding machines as well as the marketing of various types of tires. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

October 9, 2007

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

June 30, 2007
CURRENT ASSETS
Cash	$3,360
Prepaid expenses	443

Total Current Assets	3,803

PROPERTY AND EQUIPMENT
Engineering drawings	2,500
Office equipment	11,658
Tools and equipment	31,340
Building improvements	8,022
Less: accumulated depreciation	(52,962)

Total Property and Equipment	558

TOTAL ASSETS	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

June 30, 2007
CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,145
Notes payable - Note 7	538,820
Notes payable - related parties - Note 3	474,194
Accrued interest	546,994
Accrued interest - related parties - Note 3	25,360
Wages payable	789,000

Total Current Liabilities	2,425,513

Total Liabilities	2,425,513

COMMITMENT & CONTINGENCIES (NOTE 5);
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding	2,942,635
Accumulated deficit	(5,363,787)

Total Stockholders' Equity (Deficit)	(2,421,152)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended June 30,
	2007	2006
SALES
Shredder sales	$-	$289,810
Other sales	-	28,625

Total Revenues	-	318,435

COST OF SALES
Cost of shredders	-	290,243
Other direct costs	-	32,807

Total Cost of sales	-	323,050

GROSS LOSS	-	(4,615)

EXPENSE
Salary and wages	141,960	138,302
Consulting fees	-	78,000
Sales commissions	690	2,118
Office	754	4,686
Rent	14,400	14,400
Telephone	3,904	3,665
Professional fees	26,908	38,636
Insurance	9,326	8,985
Taxes and licenses	6,066	8,698
Travel and entertainment	525	10,917
Advertising	-	30
Depreciation	248	248
Repairs and maintenance	259	361
Other	9,768	20,076

Total Expenses	214,808	329,122

OPERATING LOSS	(214,808)	(333,737)

OTHER INCOME (EXPENSES)
Interest expense	(139,514)	(215,634)
Stock options expense	-	(10,326)
Gain on release of debt	-	29,152
Loss on write-off of assets	(20,547)	-
Bad debt expense	-	(45,355)

Total Other Income (Expense)	(160,061)	(242,163)

NET LOSS	$(374,869)	$(575,900)

BASIC LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,741,378	20,088,071

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated	Treasury Stock
	Shares	Amount	Deficit	Shares	Amount
Balance, June 30, 2005	20,000,000	$2,650,048	$(4,413,018)	-	$-
Shares donated by shareholder	(600,000)	78,000	-	600,000	(78,000)
Shares temporarily loaned
by shareholder	(1,599,500)	-	-	1,599,500	(126,300)
Shares issued for cash	662,500	3,750	-	(362,500)	36,250
Shares issued for services	600,000	-	-	(600,000)	78,000
Shares issued for loan fees	1,237,000	-	-	(1,237,000)	90,050
Shares issued to repay loaned
shares	2,071,782	173,418	-	-	-
Stock options issued	-	10,326	-	-	-
Net loss for the year ended
June 30, 2006	-	-	(575,900)	-	-

Balance, June 30, 2006	22,371,782	2,915,542	(4,988,918)	-	-
Stock options issued	-	1,000	-	-	-
Shares issued to pay
accounts payable	27,316	1,093	-	-	-
Shares issued for cash	500,000	25,000	-	-	-
Net loss for the year ended
June 30, 2007	-	-	(374,869)	-	-

Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(374,869)	$(575,900)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities:
Depreciation	249	248
Common stock issued for loan fees	-	90,050
Common stock issued for services	-	78,000
Options issued for interest expense	1,000	-
Options issued for services	-	10,326
Changes in current assets and liabilities:
Prepaid expenses	(143)	1,200
Work in progress	-	199,164
Inventory	20,547	8,250
Accounts payable and accrued expenses	(3,006)	(35,605)
Customer deposits	-	(144,905)
Accrued payroll	71,800	68,153
Accrued interest payable and accrued interest payable
- related party	123,176	97,586

Net Cash Used by Operating Activities	(161,246)	(203,433)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(1,656)	1,656
Common stock issued for cash	25,000	40,000
Proceeds from notes payable-related party	136,262	23,713
Proceeds from notes payable	5,000	95,000
Payment of notes payable	-	(11,431)

Net Cash Provided by Financing Activities	164,606	148,938

NET INCREASE (DECREASE) IN CASH	3,360	(54,495)
NET CASH AT BEGINNING OF PERIOD	-	54,495

NET CASH AT END OF PERIOD	$3,360	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,357	$27,999
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a. Organization

Garb Oil & Power Corporation (Garb Oil) is a majority owned subsidiary of Garbalizer Corporation of America and was dormant at January 13, 1981. Since January 14, 1981, Garb Oil had been considered to be in the development stage. Development stage activities have consisted of raising capital, purchasing property and developing technology related to production of electricity by the burning of used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and repair and sale of used truck tires. The Company exited the development stage on June 30, 2004.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2007 and 2006, the Company has incurred a net loss of $374,869 and $575,900, respectively, and as of June 30, 2007, the Company’s accumulated deficit was $5,363,787. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. The company sells tire shredders and sold one machine in the prior fiscal year. The Company also imports new tires from China to be sold through Black Minority Distributors. The company has imported and sold two orders of new tires for a total of $305,400 in recent years. A new scrap-tire processing machine owned by the company is being developed in

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

China and the pilot model has yet to be completed. In the Business Description section of the 10KSB report the machine is described and discussed as the OTR Disintegrator machine to process large Off the Road Tires used in the mining, road construction and related industries. There are hundreds of millions of these large scrap tires stored worldwide at various mining sites that can be recycled if the machine proves successful when completed and tested. Currently there are no machines available that are capable of processing these large tires. Current plans to utilize this machine have been made by the company to sell or lease the machines with a continuing royalty to be paid the company each year for a seven-year period. Representatives of the company have contacted the companies who have the stockpiled OTR scrap tires and have received much interest and indications that the companies would like to become involved when the machines are ready for operation.

d. Principles of Consolidation

The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2007 and 2006, was $249 and $248, respectively.

The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

f. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured. The sales recorded in 2006 were to single customers.

g. Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was $0 and $30 for the years ending June 30, 2007 and 2006, respectively.

h. Income Taxes

The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended June 30,
	2007	2006
Net income (loss) (numerator)	$(374,869)	$(575,900)
Weighted average shares outstanding
(denominator)	22,741,378	20,088,071

Basic income (loss) per share	$(0.02)	$(0.03)

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2007. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

k. Concentration of Credit Risk

The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

l.	Newly Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

m.	Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company’s experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2007 and 2006. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer’s change in title. As of June 30, 2007 and 2006, the current CEO was owed accrued salary of $744,000 and $696,000, respectively.

The company also executed an employment agreement with its former President on January 9, 2006. The agreement is for one year with an annual salary of $45,000. As of June 30, 2007 and 2006, the former President was owed accrued salary of $45,000 and $21,200, respectively.

During the years ended June 30, 2007 and 2006, notes payable-related parties increased $117,169 and decreased $408,898, respectively. The changes are due to additional proceeds from, payments on, and reclassifications of, notes payable.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 3 -	RELATED PARTY TRANSACTIONS (continued)

Accounts payable and notes payable to related parties consisted of the following at June 30, 2007:

Accounts payable to a related party, due on demand,
no interest, unsecured	$180,000
Accounts payable to a related party, due on demand,
variable interest, unsecured	164,881
Notes payable to a related party, due on demand, plus interest
at 18% per annum, unsecured	86,950
Note payable to a related party, due on demand, plus interest
at 8% per annum, unsecured	30,000
Note payable to a related party, due on demand, plus interest
at 5% per month, unsecured	12,363

474,194
Less: Current Portion	(474,194)

Long-Term Notes Payable to Related Parties	$-

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 3 -	RELATED PARTY TRANSACTIONS (continued)

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended June 30,	Amount
2008	$474,194
2009	-
2010	-
2011	-
2012 and thereafter	-

Total	$474,194

As of June 30, 2007 and 2006, accrued interest related to the related party notes payable was $25,360 and $14,738, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2007 and 2006 was $30,299 and $32,086, respectively. Significant reclassifications of related party notes occurred during the current year.

NOTE 4 -	INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of June 30, 2007.

2007
Deferred tax assets:
NOL carryover	$1,136,400
Related parties	223,200
Accrued wages	307,700
Capital carryover	-
Deferred tax liabilities:
Depreciation	-
Valuation allowance	(1,667,300)

Net deferred tax asset	$-

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 4 -	INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2007 and 2006 due to the following:

	2007	2006
Book income	$(146,199)	$(224,600)
Interest	-	38,058
Accrued wages	-	26,580
Stock for services	390	30,420
Options expense	-	4,027
Meals and entertainment	45	150
Other	8,013	-
Valuation allowance	137,751	125,365

	$-	$-

At June 30, 2007, the Company had net operating loss carryforwards of approximately $2,914,000 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the June 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 -	COMMITMENTS

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer’s change in title. As of June 30, 2007 and 2006, the current CEO was owed accrued salary of $744,000 and $696,000, respectively.

The company also executed an employment agreement with its former President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2007 and 2006, the current President was owed accrued salary of $45,000 and $21,200, respectively.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 6 -	OPERATING LEASES

The Company shares office space with Garbalizer Corporation of America and Commodities Trading Corporation under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $14,400 and $14,400 for the years ended June 30, 2007 and 2006, respectively.

NOTE 7 -	NOTES PAYABLE

During the years ended June 30, 2007 and 2006, notes payable increased $23,000 and $485,820. The changes are due to payments of and proceeds from additional notes payable, as well as reclassifications of note payable balances.

Notes payable consisted of the following at June 30, 2007:

Note payable, due on demand, plus interest
at 12% per annum, unsecured.	$68,493

Note payable, due on demand, plus interest
at 12% per annum, unsecured.	165,000

Notes payable, due on demand, plus interest
at 10% per annum, unsecured.	20,000

Note payable, due on demand, plus interest at
$500 per week, secured by sales contract and officer guarantee.	53,000

Note payable, due on demand, 12% interest,
one time loan fee of $33,000, unsecured.	33,000

Note payable, due on demand, plus interest
at 18% per annum, secured by company stock
owned by stockholder.	129,327

Note payable, due January 6, 2007, one time loan fee of
one million shares, secured by all company assets including
future sales of cement and urea by a related company.	50,000

Note payable, due August 1, 2006, 18% interest,
one time loan fee of $2,500, secured by all company assets.	10,000

Note payable, due July 26, 2006, no interest,
one time loan fee of $500, unsecured.	5,000

Note payable, due September 5, 2006, plus interest
at 5% per month, unsecured.	2,250

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 7 - NOTES PAYABLE (Continued)

Note payable, due September 5, 2006, plus one time loan
fee of 100,000 stock options and interest at 5% per month,
unsecured.
2,750

538,820
Less: Current Portion	(538,820)

Long-Term Notes Payable	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended June 30,	Amount
2008	$538,820
2009	-
2010	-
2011	-
2012 and thereafter	-

Total	$538,820

As of June 30, 2007 and 2006, accrued interest related to notes payable was $546,994 and $434,440, respectively. Interest expense related to notes payable for the years ended June 30, 2007 and 2006 was $109,215 and $109,281, respectively. Significant differences are due to reclassifications between related and non-related party notes payable.

NOTE 8 – STOCK OPTIONS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our calculation of the fair market value of each option award on the date of grant, using the Black-Scholes option-pricing model, used the following assumptions for the options granted during July of 2006:

Risk-free interest rate	5.31%
Expected life in years	0.50
Dividend yield	0.00
Expected volatility	113.973%

A summary of the status of the Company’s stock option plans as of June 30, 2007 and changes during the year is presented below:

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

NOTE 8 – STOCK OPTIONS (Continued)

	Options	Weighted Average Exercise Price

Outstanding option at June 30, 2006	200,000	$0.250

Granted	100,000	0.075
Cancelled / Expired	(300,000)	0.192
Exercised	-	-

Outstanding, June 30, 2007	-	$0.00

Exercisable, June 30, 2007	-	$0.00

8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable except as previously reported.

8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

Our CEO, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of June 30, 2007 our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses.

•	Management’s Annual Report on Internal Control Over Financial Reporting:

In connection with the preparation of our financial statements for the year ended June 30, 2007, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

•	Lack of a control environment that sufficiently promotes effective internal control over financial reporting throughout the management structure;
•	Lack of independent directors for our audit committee;
•	Lack of control processes for recording and approving journal entries;
•	Insufficient policies and procedures over various financial statement areas;
•	Lack of an audit committee financial expert;
•	Insufficient segregation of duties, and
•	Insufficient corporate governance policies.

As part of the communication by HJ & Associates, LLC, or HJ, with our management with respect to HJ’s audit procedures for fiscal 2006, HJ informed management that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB

There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

8B. OTHER INFORMATION

None

PART III

9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The term of office of each director is one (1) year or until his successor is elected at the Company’s annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing or compensation committee.

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

Name	Age	Position
John C. Brewer	84	CEO, CFO, Chairman of the Board of
		of Directors and Director

Bill Vee Anderson	55	Vice-President and Director

John C. Brewer had been the President and a director of the Company since January, 1981, and from 1972 until January, 1981 was President and a director of the Company’s predecessor Garb-Oil Corporation. Mr. Brewer also serves as president, chairman of the board of directors and a director of Garbalizer Corporation of America which is a major shareholder of the Company. Mr. Brewer devotes approximately 40 hours per week to the Company as well as additional time to his other business interests. On June 15, 2005 the board of directors appointed Lou Zant president and CEO, retaining Mr. Brewer as its Chief Financial Officer. Subsequently, Mr. Zant resigned as President and CEO and Mr. Brewer was again appointed President and CEO. On January 13, 2006, the Board of Directors appointed Matthew G. Shepard President and director, retaining Mr. Brewer as its CEO. Subsequently, Mr. Shepard resigned as President and CEO and Mr. Brewer was again appointed President and CEO.

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

Compliance With Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2007 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company’s chief executive officer for the fiscal year ended June 30, 2007. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer’s salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)
John C. Brewer, CEO & CFO	2007	$48,000
	2006	48,000

No officer received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2007 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer’s change in title.

The company also executed an employment agreement with its former President on January 9, 2006. The agreement is for one year with an annual salary of $45,000. As of June 30, 2007 and 2006, the former President was owed accrued salary of $45,000 and $21,200, respectively

All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of June 30, 2007, (i) each person known by the Company to own more than five percent (5%) of the Company’s outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address	Amount	Percent of Class

Garbalizer Corporation	9,788,291	42.7%
of America (Notes 1, 3 & 4)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Ralph C. Alexander	943,343	4.1%
152 Hall Street
Spartanburg, South Carolina

A/S Parkveien 55	1,050,000	4.6%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

LTD II Enterprises	1,000,000	4.4%
1209 W 1800 N
Lehi, Utah

Bill Anderson	306,000	1.3%
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Commodities Trading Corporation	500,000	2.2%
1588 S. Main St. (Note 1)
Salt Lake City, Utah

All directors and	10,594,291	46.3%
officers as a group
(3 entities; Garbalizer, Commodities Trading and Bill Anderson – see notes 1, 3 & 4)

(1)                                                     John C. Brewer beneficially owns 98% of the outstanding common stock of Garbalizer Corporation of America (“GCA”). John Brewer also owns 100% of the outstanding common stock of Commodities Trading Corporation (“CTC”).

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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its CEO and President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO and President’s salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2007 and 2006, the CEO and President was owed accrued salary of $744,000 and $696,000, respectively.

During the years ended June 30, 2007 and 2006, notes payable - related parties increased $117,169 and decreased $408,898, respectively. The changes are due to reclassifications of notes payable and to proceeds from additional notes payable. Some payments were made on notes payable and additional funds were borrowed during the years ended June 30, 2007 and 2006.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2007:

Accounts payable to a related party, due on demand, no interest,
unsecured	$180,000

Accounts payable to related parties, due on demand, variable
interest, unsecured	164,881

Note payable to a related party, due on demand, plus interest
at 18% per annum, unsecured.	86,950

Note payable to a related party, due on demand, plus interest
at 8% per annum, unsecured.	30,000

Note payable to a related party, due on demand, plus interest
at 5% per month, unsecured.	12,363

$474,194

As of June 30, 2007 and 2006, accrued interest related to the related party notes payable was $25,360 and $14,738, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2007 and 2006 was $30,299 and $32,086, respectively.

13. EXHIBITS

a. The following financial statements and schedules are filed herewith.

Garb Oil & Power Corporation

Consolidated Balance Sheet - June 30, 2007.

Consolidated Statements of Operations - For the Years Ended June 30, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity (Deficit) - For the Years Ended June 30, 2007 and 2006.

Consolidated Statements of Cash Flows For the Years Ended June 30, 2007 and 2006.

b. The following exhibits are filed herewith or incorporated herein by reference. The SEC No. refers to the Exhibit Table in Item 601 of Regulation S-B.

Section	Exhibit
No.	No.	Description	Location

3	3.1	Articles of Incorporation	Exhibit 3.1 of Registration
		(as amended)	Statement on Form 10, File
			No. 0-14859

3	3.2	By-Laws	Exhibit 3.2 of Registration
			Statement on Form 10, File
			No. 0-14859

10	10.1	Employment Agreement	Exhibit 10.5 of Registration
		with John Brewer	Statement on Form 10, File
			No. 0-14859

10	10.2	Agreement with Giant Tire	Exhibit 10.4 of Form 10-KSB
		Recyclers, Inc.	for June 30, 1997

10	10.3	Project Development and	Exhibit 10.1 of Form 8-K dated
		Construction Agreement	May 11, 1998
		with Trenergy, Inc.

10	10.4	Extension Agreement with	Filed EX 10-4 of Form 10-KSB
		Giant Tire Recyclers, Inc.	for June 30, 2001

10	10.4	Agreement between	Filed herewith
		Garbalizer Machinery
		Corporation and the
		Company

21	21.1	List of Subsidiaries	Exhibit 21.1 of Form 10-KSB
			for June 30, 1995

31	31.1	Certification Pursuant to	Filed herewith
		Section 302 of the
		Sarbanes-Oxley Act of 2002

32	32.1	Certification Pursuant to	Filed herewith
		18 U.S.C. Section 1350
		as Adopted Pursuant to
		Section 906 of the
		Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2007, and June 30, 2006:

Fee category	2007	2006
Audit fees	$16,200	$13,730

Audit-related fees	$-	$-

Tax fees	$-	$-

All other fees	$-	$-

Total fees	$16,200	$13,730

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

By: /s/ John C. Brewer
John C. Brewer, Chief Executive Officer
and Chief Financial Officer

DATED this 24th Day of October, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

•	By its principal executive officer.

Date: Oct. 24th, 2007	/s/ John C. Brewer
John C. Brewer, Chief Executive Officer

2. And by its principal financial officer and principal accounting officer.

Date: Oct. 24th, 2007	/s/ John C. Brewer
John C. Brewer, Chief Financial Officer

3. And by a majority of its Board of Directors.

Date: Oct. 24th, 2007	/s/ John C. Brewer
John C. Brewer, Director

Date: Oct. 24th, 2007	/s/ Bill Vee Anderson
Bill Vee Anderson, Director