Form 10QSB
period 2007-09-30
GARB OIL & POWER CORP
filed 2007-11-15
CIK 798371

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to _______________.

Commission File No. 0-14859

GARB OIL AND POWER CORPORATION

(Name of Small Business Issuer in its Charter)

UTAH	87-0296694
----	----------
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1588 South Main Street, Suite 200

Salt Lake City, Utah 84115
----------------
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 832-9865

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes	X	No ___	(2) YesX	No ____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 13, 2007

22,899,098

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

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$952	$3,360
Prepaid expenses	300	443

Total Current Assets	1,252	3,803

PROPERTY AND EQUIPMENT
Engineering drawings	2,500	2,500
Office equipment	11,658	11,658
Tools and equipment	31,340	31,340
Building improvements	8,022	8,022
Less: accumulated depreciation	(53,024)	(52,962)

Total Property and Equipment	496	558

TOTAL ASSETS	$1,748	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2007	June 30, 2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$53,930	$51,145
Notes payable	538,820	538,820
Notes payable - related parties	505,219	474,194
Accrued interest	571,129	546,994
Accrued interest- related parties	32,627	25,360
Wages payable	801,000	789,000

Total Current Liabilities	2,502,725	2,425,513

Total Liabilities	2,502,725	2,425,513

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding	2,942,635	2,942,635
Accumulated deficit	(5,443,612)	(5,363,787)

Total Stockholders' Equity (Deficit)	(2,500,977)	(2,421,152)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$1,748	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006
SALES
Shredder sales	-	-
Other sales	-	-

Total Sales	-	-

COST OF SALES
Cost of shredders	-	-
Other direct costs	-	-

Total Cost of Sales	-	-

GROSS PROFIT (LOSS)	-	-

EXPENSES
Salary and wages	29,540	40,790
Commissions	-	690
Office	705	403
Rent	3,600	3,600
Telephone	585	998
Professional fees	4,816	3,800
Insurance	2,088	2,186
Taxes and licenses	1,381	1,361
Travel	44	300
Advertising	-	-
Depreciation	62	62
Repairs and maintenance	-	69
Other	217	2,001

Total Expenses	43,038	56,260

OPERATING INCOME (LOSS)	(43,038)	(56,260)

OTHER INCOME (EXPENSES)
Interest expense	(36,787)	(26,087)

Total Other Income (Expense)	(36,787)	(26,087)

NET INCOME (LOSS) BEFORE INCOME TAXES	(79,825)	(82,347)
INCOME TAXES	-	-

NET INCOME (LOSS)	$(79,825)	$(82,347)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,899,098	22,371,782

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit
Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)
Net loss for the period ended
September 30, 2007 (unaudited)	-	-	(79,825)

Balance, September 30, 2007
(unaudited)	22,899,098	$2,972,635	$(5,443,612)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(79,825)	$(82,347)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation		62	62
Changes in current assets and liabilities:
Prepaid expenses		143	-
Bank overdraft		-	(1,091)
Accounts payable and accrued expenses		2,785	(3,177)
Accrued payroll		12,000	23,250
Accrued interest payable and accrued interest
payable-related party		31,402	24,353

Net Cash Provided (Used) by Operating Activities		(33,433)	(38,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment		-	-

Net Cash Provided by Investing Activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		-	5,000
Proceeds from notes payable - related party		31,025	33,950
Payments on notes payable - related party		-	-

Net Cash Provided (Used) by Financing Activities		31,025	38,950

NET (DECREASE) INCREASE IN CASH		(2,408)	-
NET CASH AT BEGINNING OF PERIOD		3,360	-

NET CASH AT END OF PERIOD		$952	$-

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest		$5,697	$1,734
Cash paid for income taxes	$		$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 and June 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At September 30, 2007 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,501,473. The working capital deficit at June 30, 2007 was $2,421,710. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended September 30, 2007 and 2006 of $43,038 and $56,260, respectively. Total expenses for this fiscal quarter 2007 were $79,825 compared to $82,347 in 2006. Salaries, wages and commissions were $29,540 for 2007 compared to $40,790 for 2006. Rental expenses were $3,600 in 2007 and 2006. Total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the quarter ended September 30, 2007 and 2006 was $(79,825) and $(82,347), respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to $(0.00) in 2006. Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the three months ended September 30, 2007, the Company had a decrease in its cash balances of $2,408 compared with no net change in cash during the three months ended September 30, 2006. The primary sources of cash were from additional loans from financing activities in 2007 and 2006.

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

The system known as the “Garbalizer Shredder” has a thirty-year history of shredding automobile and truck tires in the United States, Canada and Europe. During this period of time, GMC acquired fourteen U.S., and six foreign patents all of which have expired.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of September 30, 2007 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by

Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of September 30, 2007 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of September 30, 2007 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

Research and Development

During the three months ended September 30, 2007 and 2006, the Company has not expended any funds on research and development activities.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting:

In connection with the preparation of our financial statements for the year ended June 30, 2007, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

i.	Lack of a control environment that sufficiently promotes effective internal control over financial reporting throughout the management structure;
ii.	Lack of independent directors for our audit committee;
iii.	Lack of control processes for recording and approving journal entries;
iv.	Insufficient policies and procedures over various financial statement areas;
v.	Lack of an audit committee financial expert;
vi.	Insufficient segregation of duties, and
vii.	Insufficient corporate governance policies.

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

GARB OIL AND POWER CORPORATION

Date:	11/13/07	By: /s/ John C Brewer_________
John C Brewer, CEO and

Principal Executive, Financial and Accounting Officer