Form 10QSB
period 2007-12-31
GARB OIL & POWER CORP
filed 2008-02-14
CIK 798371

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

January 30, 2008

22,899,098

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2007	2007
	(Unaudited)

CURRENT ASSETS

Cash	$877	$3,360
Prepaid expenses	300	443
Total Current Assets	1,177	3,803

PROPERTY AND EQUIPMENT

Engineering drawings	2,500	2,500
Office equipment	11,658	11,658
Tools and equipment	31,340	31,340
Building improvements	8,022	8,022
Less: accumulated depreciation	(53,086)	(52,962)
Total Property and Equipment	434	558

TOTAL ASSETS	$1,611	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	June 30,
	2007	2007
	(Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$49,551	$51,145
Notes payable	538,820	538,820
Notes payable - related parties	556,719	474,194
Accrued interest	595,244	546,994
Accrued interest- related parties	39,776	25,360
Wages payable	813,000	789,000
Total Current Liabilities	2,593,110	2,425,513

Total Liabilities	2,593,110	2,425,513

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding	2,942,635	2,942,635
Accumulated deficit	(5,534,134)	(5,363,787)
Total Stockholders’ Equity (Deficit)	(2,591,499)	(2,421,152)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$1,611	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

SALES
Shredder sales	$-	$-	$-	$-
Other sales	-	-	-	-
Total Sales	-	-	-	-

COST OF SALES
Cost of shredders	-	-	-	-
Other direct costs	-	-	-	-
Total Cost of Sales	-	-	-	-

GROSS PROFIT (DEFICIT)	-	-	-	-

EXPENSES
Salary, wages and commissions	29,537	40,790	59,077	81,580
Office	1,038	55	1,743	458
Rent	3,600	3,600	7,200	7,200
Telephone	997	1,012	1,582	2,011
Professional fees	14,974	19,033	19,790	22,833
Insurance	2,666	2,691	4,803	4,877
Taxes and licenses	1,374	1,409	2,755	2,770
Travel	-	-	-	338
Depreciation	62	62	124	124
Repairs and maintenance	184	-	184	69
Other	908	1,081	1,169	3,731
Total Expenses	55,340	69,733	98,427	125,991

OPERATING (LOSS)	(55,340)	(69,733)	(98,427)	(125,991)

OTHER INCOME (EXPENSES)
Interest expense	(35,133)	(32,694)	(71,920)	(58,782)

Total Other Income (Expense)	(35,133)	(32,694)	(71,920)	(58,782)

NET (LOSS) BEFORE INCOME TAXES	(90,473)	(102,427)	(170,347)	(184,773)

INCOME TAXES	-	-	-	-

NET (LOSS)	$(90,473)	$(102,427)	$(170,347)	$(184,773)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	22,899,098	22,706,027	22,899,098	22,683,195

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)

Net loss for the period ended
December 31, 2007 (unaudited)	-	-	(170,347)

Balance, December 31, 2007
(unaudited)	22,899,098	$2,972,635	$(5,534,134)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(170,347)	$(184,773)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	124	124
Changes in current assets and liabilities:
Prepaid expenses	143	-
Accounts payable and accrued expenses	(1,594)	1,165
Accrued payroll	24,000	43,891
Accrued interest payable and accrued interest
payable-related party	62,666	50,126

Net Cash (Used) by Operating Activities	(85,008)	(89,467)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment	-	-

Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Reduction of bank overdraft	-	1,656
Proceeds from notes payable	-	23,000
Proceeds from notes payable - related party	82,525	43,750
Payments on notes payable - related party	-	-
Proceeds from sale of stock	-	25,000

Net Cash Provided by Financing Activities	82,525	93,406

NET (DECREASE) INCREASE IN CASH	(2,483)	3,939

NET CASH AT BEGINNING OF PERIOD	3,360	-

NET CASH AT END OF PERIOD	$877	$3,939

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest	$9,405	$6,921

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and June 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

NOTE 3 -	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and Utah state jurisdiction. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended December 31, 2007, and year ended June 30, 2007, the Company recognized no interest and penalties. The Company had nothing accrued for the payment of interest and penalties at December 31, 2007, and June 30, 2007.

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At December 31, 2007 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,591,933. The working capital deficit at June 30, 2007 was $2,421,710. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from the sales of shredders or spare parts during the current fiscal quarter, and during the six months ended December 31, 2007.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended December 31, 2007 and 2006 of $54,140 and $43,038, respectively. Total expenses for this fiscal quarter 2007 were $89,273 compared to $79,825 in 2006. Salaries, wages and commissions were $29,537 for 2007 compared to $29,540 for 2006. Rental expenses were $3,600 in 2007 and 2006. Total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the quarter ended December 31, 2007 and 2006 was $(89,273) and $(79,825), respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to $(0.00) in 2006.

The Company derived a loss from operations before other income (expense) and extraordinary items during the six months ended December 31, 2007 and 2006 of $98,427 and $125,991, respectively. Total expenses for this six month period were $170,347 in 2007, compared to $184,773 in 2006. Salaries, wages and commissions were $59,077 for 2007 compared to $81,580 for 2006. Rental expenses were $7,200 in 2007 and 2006. Net loss for the six months ended December 31, 2007 and 2006 was $170,347 and $184,773 respectively. On a per share basis, the net loss for this six month period in 2007 was ($0.00) compared to $(0.00) in 2006.

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

During the six months ended December 31, 2007, the Company had a decrease in its cash balances of $2,483 compared with a $3,939 increase in cash during the six months ended December 31, 2006. The primary sources of cash were from additional loans from financing activities in 2007 and 2006.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of December 31, 2007 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of December 31, 2007 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of December 31, 2007 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

Research and Development

During the six months ended December 31, 2007 and 2006, the Company has not expended any funds on research and development activities.

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

As part of the communication by HJ & Associates, LLC, or HJ, with our management with respect to HJ’s audit procedures for fiscal 2006, HJ informed management that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer, Financial and Accounting Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

Date: 1/31/08	By: /s/ John C. Brewer
John C. Brewer, CEO and Principal Executive,
Financial and Accounting Officer