Form 10-Q
period 2008-03-31
GARB OIL & POWER CORP
filed 2008-05-14
CIK 798371

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

May 9, 2008

22,899,098

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31, 2008	June 30, 2007
	(Unaudited)
CURRENT ASSETS
Cash	$-	$3,360
Prepaid expenses	300	443

Total Current Assets	300	3,803

PROPERTY AND EQUIPMENT
Engineering drawings	2,500	2,500
Office equipment	11,658	11,658
Tools and equipment	31,340	31,340
Building improvements	8,022	8,022
Less: accumulated depreciation	(53,149)	(52,962)

Total Property and Equipment	371	558

TOTAL ASSETS	$671	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2008	June 30, 2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	59,542	51,145
Notes payable	538,820	538,820
Notes payable - related parties	588,619	474,194
Accrued interest	618,489	546,994
Accrued interest- related parties	42,569	25,360
Wages payable	825,000	789,000

Total Current Liabilities	2,673,039	2,425,513

Total Liabilities	2,673,039	2,425,513

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding	2,942,635	2,942,635
Accumulated deficit	(5,615,003)	(5,363,787)

Total Stockholders' Equity (Deficit)	(2,672,368)	(2,421,152)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$671	$4,361

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
SALES
Shredder sales	$-	$-	$-	$-
Other sales	-	-	-	-

Total Sales	-	-	-	-

COST OF SALES
Cost of shredders	-	-	-	-
Other direct costs	-	-	-	-

Total Cost of Sales	-	-	-	-

GROSS PROFIT (DEFICIT)	-	-	-	-

EXPENSES
Salary, wages and commissions	29,540	30,840	88,617	112,420
Office	464	-	2,207	458
Rent	3,900	3,600	11,100	10,800
Telephone	742	938	2,323	2,949
Professional fees	3,811	1,731	23,601	24,564
Insurance	2,332	1,635	7,135	6,512
Taxes and licenses	2,014	1,901	4,769	4,266
Travel	-	-	-	338
Depreciation	62	62	186	186
Repairs and maintenance	69	164	253	234
Other	4,157	745	5,327	4,880

Total Expenses	47,091	41,616	145,518	167,607

OPERATING (LOSS)	(47,091)	(41,616)	(145,518)	(167,607)

OTHER INCOME (EXPENSES)
Interest expense	(33,778)	(28,361)	(105,698)	(87,143)

Total Other Income (Expense)	(33,778)	(28,361)	(105,698)	(87,143)

NET (LOSS) BEFORE INCOME TAXES	(80,869)	(69,977)	(251,216)	(254,750)

INCOME TAXES	-	-	-	-

NET (LOSS)	$(80,869)	$(69,977)	$(251,216)	$(254,750)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,899,098	22,871,782	22,899,098	22,610,833

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit
Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)
Net loss for the period ended
March 31, 2008 (unaudited)	-	-	(251,216)

Balance, March 31, 2008
(unaudited)	22,899,098	$2,942,635	$(5,615,003)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(251,216)	$(254,750)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	187	186
Changes in current assets and liabilities:
Prepaid expenses	143	-
Accounts payable and accrued expenses	6,696	(6,426)
Accrued payroll	36,000	59,800
Accrued interest payable and accrued interest
payable-related party	88,704	75,109

Net Cash (Used) by Operating Activities	(119,486)	(126,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	-	-

Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase of bank overdraft	1,701	781
Proceeds from notes payable	-	10,000
Proceeds from notes payable - related party	114,425	90,300
Payments on notes payable - related party	-	-
Proceeds from sale of stock	-	25,000

Net Cash Provided by Financing Activities	116,126	126,081

NET (DECREASE) INCREASE IN CASH	(3,360)	-
NET CASH AT BEGINNING OF PERIOD	3,360	-

NET CASH AT END OF PERIOD $	-	$-

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest	$7,368	$10,300
Cash paid for income taxes $	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 and June 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 and June 30, 2007

NOTE 3 -	INCOME TAXES (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended March 31, 2008, and year ended June 30, 2007, the Company recognized no interest and penalties. The Company had nothing accrued for the payment of interest and penalties at March 31, 2008, and June 30, 2007.

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

B. Results of operation

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At March 31, 2008 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,672,739. The working capital deficit at June 30, 2007 was $2,421,710. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from the sales of shredders or spare parts during the current fiscal quarter, and during the nine months ended March 31, 2008.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended March 31, 2008 and 2007 of $47,091 and $41,616, respectively. Total expenses for this fiscal quarter 2008 were $47,091 compared to $41,616 in 2007. Salaries, wages and commissions were $29,540 for 2008 compared to $30,840 for 2007. Rental expenses were $3,900 in 2008 and $3,600 in 2007. Total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the quarter ended March 31, 2008 and 2007 was $(80,869) and $(69,977), respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to $(0.00) in 2007.

The Company derived a loss from operations before other income (expense) and extraordinary items during the nine months ended March 31, 2008 and 2007 of $(145,518) and $(167,607), respectively. Total expenses for this nine month period were $145,518 in 2008, compared to $167,607 in 2007. Salaries, wages and commissions were $88,617 for 2008 compared to $112,420 for 2007. Rental expenses were $11,100 in 2008 and $10,800 in 2007. Net loss for the nine months ended March 31, 2008 and 2007 was $(251,216) and $(254,750) respectively. On a per share basis, the net loss for this nine month period in 2008 was ($0.01) compared to $(0.01) in 2007.

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

During the nine months ended March 31, 2008, the Company had a decrease in its cash balances of $3,360 compared with no change in cash during the nine months ended March 31, 2007. The primary sources of cash were from additional loans from financing activities in 2008 and 2007.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of March 31, 2008 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of March 31, 2008 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of March 31, 2008 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

Research and Development

During the nine ended March 31, 2008 and 2007, the Company has not expended any funds on research and development activities.

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

GARB OIL & POWER CORPORATION

Date: 5/13/08	By: /s/ John C. Brewer
John C. Brewer, CEO and Principal Executive,
Financial and Accounting Officer