Form 10KSB
period 2008-06-30
GARB OIL & POWER CORP
filed 2008-10-14
CIK 798371

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $245,936.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2008, the Issuer had outstanding 22,899,098 shares of common stock (no par value).

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

The Company received revenues of $0 in the fiscal year ended June 30, 2008 and at the end of the year its current liabilities exceeded its total assets by $2,771,266. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder in June 2005. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

Although such discussions are underway there is no assurance that the discussions will result in an Agreement between the two companies or that the process would be successful if constructed by INTERPIPE. Due to INTERPIPE'S inability to secure funding from the Ukrainian Government to finance the OTR development the company cancelled negotiations with INTERPIPE and entered into an Agreement with Xingcheng Machinery of Xingcheng, China PRC to develop the OTR system. Development is currently underway and is scheduled to have an operational Pilot Model in development stage by the first quarter of 2008.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2008 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of June 30, 2008 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the "hot test" which would further prove if the process could be viable. As of June 30, 2008 the "hot test" had not been completed by Trenergy and is unable to complete it's testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

Research and Development

During the fiscal years ended June 30, 2008 and 2007, the Company has not expended any funds on research and development activities.

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

During the years ended June 30, 2008 and 2007, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

Period

        (Fiscal Year)   High     Low

        2007
        1st Quarter     .06     .02
        2nd Quarter     .04     .02
        3rd Quarter     .05     .00
        4th Quarter     .05     .02

        2008
        1st Quarter     .04     .02
        2nd Quarter     .03     .02
        3rd Quarter     .03     .02
        4th Quarter     .04     .02

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

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2008 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,771,266. The working capital deficit at June 30, 2007 was $2,421,710. The decrease in working capital was caused by the continued accrual of salary, unearned revenue, accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes incurred as part of the assumption of GMC liabilities.

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

The Company derived a loss from operations before other income (expense) during the years ended June 30, 2008 and June 30, 2007 of $192,695 and $214,808,
respectively. Total expenses for 2008 were $192,695 compared to $214,808 in 2007. Salaries, wages, commissions and consulting fees were $118,157 for 2008 compared to $142,650 for 2007. Rental expenses were $16,200 in 2008 and $14,400 in 2007. Total expenses decreased primarily because of decreases in Salaries and Wages. If more of the Company's plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2008 was $349,805 compared to a net loss of $374,869 in 2007. On a per share basis, the net loss for the year ended June 30, 2008 was ($0.02) compared to net loss of ($0.02) in 2007. Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company's liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the year ended June 30, 2008, the Company had a net increase in cash of $3,040. The primary sources of cash were from additional loans from financing activities.

Newly Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force
(EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF No. 03-6-1"). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" an amendment of FASB Statement No. 13" ("SFAS 161"). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no impact on our financial position and results of operations.

7. FINANCIAL STATEMENTS

            [The remainder of this page was intentionally left blank]

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2008

C O N T E N T S


Report of Independent Public Accounting Firm.............................. F-3

Consolidated Balance Sheet................................................ F-4

Consolidated Statements of Operations..................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit)................. F-7

Consolidated Statements of Cash Flows..................................... F-8

Notes to the Consolidated Financial Statements............................ F-9

Report of Independent Public Accounting Firm

To the Stockholders
Garb Oil and Power Corporation and Subsidiaries
Salt Lake City, Utah

We have compiled the accompanying balance sheet of Garb Oil and Power Corporation and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 2008 and 2007, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

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

/s/ Cox & Riter

COX & RITER, CPA's
Salt Lake City, Utah
October 14, 2005

                 GARB OIL & POWER CORPORATION AND SUBSIDIARIES


                           Consolidated Balance Sheet

                                     ASSETS

                                                                June 30,
                                                                  2008

CURRENT ASSETS

Cash                                                            $ 6,400
Prepaid expenses                                                    300
                                                                -------
Total Current Assets                                              6,700
                                                                =======

PROPERTY AND EQUIPMENT

Office equipment                                                 11,658
Building improvements                                             8,022
Less: accumulated depreciation                                  (19,680)
                                                                -------
Total Property and Equipment                                          -

TOTAL ASSETS                                                    $ 6,700
                                                                =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                June 30,
                                                                  2008

CURRENT LIABILITIES

Accounts payable and accrued expenses                          $ 53,192
Notes payable - Note 7                                          533,820
Notes payable - related parties - Note 3                        645,375
Accrued interest                                                644,913
Accrued interest - related parties - Note 3                      59,666
Wages payable                                                   837,000
                                                              ---------
Total Current Liabilities                                     2,777,966
                                                              ---------
Total Liabilities                                             2,777,966
                                                              ---------
COMMITMENT & CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding                     2,942,635

Accumulated deficit                                          (5,713,901)
                                                            -----------
Total Stockholders' Equity (Deficit)                         (2,771,266)
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     6,700
                                                            ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES


                      Consolidated Statements of Operations

                                                For the Years Ended
                                                        June 30,

                                                    2008          2007

SALES

Shredder sales                                     $      -       $        -
Other sales                                               -                -
                                                   --------       ----------
Total Revenues                                            -                -
                                                   --------       ----------

COST OF SALES

Cost of shredders                                         -                -
Other direct costs                                      557                -
                                                   --------       ----------
Total Cost of sales                                       -                -
                                                   --------       ----------
GROSS LOSS                                             (557)               -

EXPENSE

Salary and wages                                    118,157          141,960
Consulting fees                                           -                -
Sales commissions                                         -              690
Office                                                2,494              754
Rent                                                 16,200           14,400
Telephone                                             4,268            3,904
Professional fees                                    27,887           26,908
Insurance                                             9,715            9,326
Taxes and licenses                                    6,296            6,066
Travel and entertainment                                512              535
Advertising                                             950                -
Depreciation                                              -              248
Repairs and maintenance                                 318              259
Other                                                 5,650            9,768
                                                   --------       ----------
Total Expenses                                      192,447          214,808
                                                   --------       ----------

OPERATING (LOSS)                                   (193,004)        (214,808)

OTHER INCOME (EXPENSES)

Interest expense                                   (157,110)        (138,514)
Stock options expense                                     -           (1,000)
Gain on release of debt                                   -                -
Loss on write-off of assets                               -          (20,547)
Bad debt expense                                          -                -
                                                   --------       ----------
Total Other Income (Expense)                       (157,110)        (160,061)
                                                   --------       ----------

NET LOSS                                        $  (350,114)      $ (374,869)

BASIC LOSS PER SHARE                            $     (0.02)      $    (0.02)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                             22,741,378       22,741,378


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                                               Common Stock               Accumulated        Treasury Stock
                                          Shares           Amount           Deficit       Shares       Amount

Balance, June 30, 2006                  22,371,782        2,915,542       (4,988,918)        -            -

Stock options issued                             -            1,000                -         -            -

Shares issued to pay
  accounts payable                          27,316            1,093                -         -            -

Shares issued for cash                     500,000           25,000                -         -            -

Net loss for the year ended
  June 30, 2007                                  -                -         (374,869)        -            -

Balance, June 30, 2007                  22,899,098      $ 2,942,635     $ (5,363,787)        -       $    -

Net loss for the year ended
  June 30, 2008                                  -                -         (350,114)        -            -

Balance, June 30, 2007                  22,899,098      $ 2,942,635     $ (5,713,901)        -       $    -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                         For the Years Ended
                                                               June 30,
                                                           2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $ (350,114)  $ (374,869)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:

Depreciation                                                     -          249
Common stock issued for loan fees                                -            -
Common stock issued for services                                 -            -
Options issued for interest expense                              -        1,000
Options issued for services                                      -            -

Changes in current assets and liabilities:

Prepaid expenses                                               143         (143)
Work in progress                                                 -            -
Inventory                                                        -       20,547
Accounts payable and accrued expenses                        2,047       (3,006)
Customer deposits                                                -            -
Accrued payroll                                             48,000       71,800
Accrued interest payable and accrued
  interest payable-related party                           132,225      123,176

Net Cash (Used) by Operating Activities                   (167,699)    (161,246)

CASH FLOWS FROM INVESTING ACTIVITIES

Write off of misclassified fixed asset                         558            -

Net Cash Provided by Investing Activities                      558            -

             CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft                                                   -       (1,656)
Common stock issued for cash                                     -       25,000
Proceeds from notes payable-related party                  170,181      136,262
Proceeds from notes payable                                      -        5,000
Payment of notes payable                                         -            -
Net Cash Provided by Financing Activities                  170,181      164,606

NET INCREASE (DECREASE) IN CASH                              3,040        3,360

NET CASH AT BEGINNING OF PERIOD                              3,360            -

NET CASH AT END OF PERIOD                                $   6,400     $  3,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                   $  25,089     $ 15,357
Cash paid for income taxes                               $       -     $      -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 GARB OIL & POWER CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2008 and 2007, the Company has incurred a net loss of $349,805 and $374,869, respectively, and as of June 30, 2008, the Company's accumulated deficit was $5,713,592. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. The company sells tire shredders and sold one machine in the prior fiscal year. The Company also imports new tires from China to be sold through Black Minority Distributors. The company has imported and sold two orders of new tires for a total of $305,400 in recent years. A new scrap-tire processing machine owned by the company is being developed in China and the pilot model has yet to be completed. In the Business Description section of the 10KSB report the machine is described and discussed as the

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

OTR Disintegrator machine to process large Off the Road Tires used in the mining, road construction and related industries. There are hundreds of millions of these large scrap tires stored worldwide at various mining sites that can be recycled if the machine proves successful when completed and tested. Currently there are no machines available that are capable of processing these large tires. Current plans to utilize this machine have been made by the company to sell or lease the machines with a continuing royalty to be paid the company each year for a seven-year period. Representatives of the company have contacted the companies who have the stockpiled OTR scrap tires and have received much interest and indications that the companies would like to become involved when the machines are ready for operation.

d. Principles of Consolidation

The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2008 and 2007, was $0 and $249, respectively.

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

g. Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was $950 and $0 for the years ending June 30, 2008 and 2007, respectively.

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

                             June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                 For the Years Ended
                                                       June 30,
                                                   2008         2007

Net income (loss) (numerator)                $   (350,114)   $   (374,869)
Weighted average shares outstanding
  (denominator)                                22,741,378      22,741,378
Basic income (loss) per share                $      (0.02)   $      (0.02)

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2008. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

k. Concentration of Credit Risk

The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

l. Newly Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force
(EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF No. 03-6-1"). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's financial statements.

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 13" ("SFAS 161"). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

                 GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no impact on our financial position and results of operations.

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

o. Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         (Continued)

authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

NOTE 2 - UTAH TRUCK TIRE, INC.

Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company's experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2008 and 2007. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO's salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer's change in title. As of June 30, 2008 and 2007, the current CEO was owed accrued salary of $792,000 and $744,000, respectively.

The company also executed an employment agreement with its President on January 9, 2006. The agreement is for one year with an annual salary of $45,000. As of June 30, 2008 and 2007, President was owed accrued salary of $45,000 and $45,000, respectively.

During the years ended June 30, 2008 and 2007, notes payable-related parties increased $170,181 and $117,169, respectively. The changes are due to additional proceeds from notes payable.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2008:

Accounts payable to a related party, due on demand,
  no interest, unsecured                                         $ 180,000

Accounts payable to a related party, due on demand,
  variable interest, unsecured                                     253,937

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Notes payable to a related party, due on demand, plus
  interest at 18% per annum, unsecured                             173,075

Note payable to a related party, due on demand, plus
  interest at 8% per annum, unsecured                               30,000

Note payable to a related party, due on demand, plus
  interest at 5% per month, unsecured                               12,363

                                                                   649,375

Less: Current Portion                                              (649,375)

Long-Term Notes Payable to Related Parties                       $        -

The aggregate principal maturities of notes payable to related parties are as follows:

                                            Year Ended
                                              June 30,             Amount

                                                2009              $ 649,375
                                                2010                      -
                                                2011                      -
                                                2012                      -
                                 2013 and thereafter                      -
                                                                  ----------
                                               Total              $ 649,375
                                                                  ==========


As of June 30, 2008 and 2007, accrued interest related to the related party notes payable was $59,666 and $25,360, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2008 and 2007 was $59,395 and $30,299, respectively. Significant reclassifications of related party notes occurred during the current year.

NOTE 4 - INCOME TAXES

Effective January 1, 2007 we adopted FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 "("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, " Accounting for Income Taxes ." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Utah jurisdictions. We are no

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 4 - INCOME TAXES (Continued)

longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of June 30, 2008 and 2007.


                                                        2008             2007

Deferred tax assets:

NOL carryover                                       $ 1,365,000     $ 1,136,400
Related parties                                         233,100         223,200
Accrued wages                                           326,400         307,700
Capital carryover                                             -               -

Deferred tax liabilities:

Depreciation                                                  -               -
Valuation allowance                                  (1,924,500)     (1,667,300)
Net deferred tax asset                              $         -     $         -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

                                                        2008             2007

Book income                                         $  (136,173)    $  (146,199)
Stock for services                                            -             390
Meals and entertainment                                     100              45
Other                                                       363           8,013
Valuation allowance                                     135,710         137,751
                                                    -----------     -----------
                                                    $         -     $         -
                                                    ===========     ===========

At June 30, 2007, the Company had net operating loss carryforwards of approximately $3,154,500 that may be offset against future taxable income

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 4 - INCOME TAXES (Continued)

from the year 2007 through 2027. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - COMMITMENTS

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO's salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer's change in title. As of June 30, 2008 and 2007, the current CEO was owed accrued salary of $792,000 and $744,000, respectively.

The company also executed an employment agreement with its President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2008 and 2007, the President was owed accrued salary of $45,000 and $45,000, respectively.

NOTE 6 - OPERATING LEASES

The Company shares office space with Garbalizer Corporation of America and Commodities Trading Corporation under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $16,200 and $14,400 for the years ended June 30, 2008 and 2007, respectively.

NOTE 7 - NOTES PAYABLE

During the years ended June 30, 2008 and 2007, notes payable decreased $5,000 and increased $23,000, respectively. The changes are due to payments of and proceeds from additional notes payable, as well as reclassifications of note payable balances.

Notes payable consisted of the following at June 30, 2008:

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

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 7 - NOTES PAYABLE (Continued)

Note payable, due on demand, plus interest at $500 per
week, secured by sales contract and officer guarantee.         53,000

Note payable, due on demand, 12% interest, one time
loan fee of $33,000, unsecured.                                28,000

Note payable, due on demand, plus interest
at 18% per annum, secured by company stock
owned by stockholder.                                         129,327

Note payable, due January 6, 2007, one time loan fee of
one million shares, secured by all company assets including
future sales of cement and urea by a related company.          50,000

Note payable, due August 1, 2006, 18% interest, one time
loan fee of $2,500, secured by all company assets.             10,000

Note payable, due July 26, 2006, no interest,
one time loan fee of $500, unsecured.                           5,000

Note payable, due September 5, 2006, plus interest
at 5% per month, unsecured.                                     2,250

Note payable, due September 5, 2006, plus one time loan
fee of 100,000 stock options and interest at 5% per month,
unsecured.                                                      2,750
                                                            ---------
                                                              533,820

Less: Current Portion                                        (533,820)

Long-Term Notes Payable                                     $       -

The aggregate principal maturities of notes payable are as follows:

                                 Year Ended
                                  June 30,              Amount

                                    2009               $ 533,820
                                    2010                       -
                                    2011                       -
                                    2012                       -
                     2013 and thereafter                       -
                                                       ---------
                                   Total               $ 533,820
                                                       =========


As of June 30, 2007 and 2006, accrued interest related to notes payable was $546,994 and $434,440, respectively. Interest expense related to notes payable

                  GARB OIL & POWER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007

NOTE 7 - NOTES PAYABLE (Continued)

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

        Risk-free interest rate 5.31%
        Expected life in years 0.50
        Dividend yield 0.00
        Expected volatility 113.973%

A summary of the status of the Company's stock option plans as of June 30, 2008 and changes during the year is presented below:

                                                               Weighted Average
                                                      Options    Exercise Price


Outstanding option at June 30, 2006                    200,000       $ 0.250


Granted                                                100,000         0.075

Cancelled / Expired                                  (300,000)         0.192

Exercised                                                    -             -


Outstanding, June 30, 2007                                   -       $  0.00


Exercisable, June 30, 2007                                   -       $  0.00

8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable except as previously reported.


8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Our CEO, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of June 30, 2008 our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses.

(b) Management's Annual Report on Internal Control Over Financial Reporting:

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

As part of the communication by HJ & Associates, LLC, or HJ, with our management with respect to HJ's audit procedures for fiscal 2006, HJ informed management that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in conjunction with an Audit of Financial Statements," established by the Public Company Accounting Oversight Board, or PCAOB

There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

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

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

Name                  Age             Position
---------            -----            ------------

John C. Brewer         85             CEO, CFO, Chairman of the
                                      Board of Directors Directors and Director

Matthew G. Shepard     33             President

Bill Vee Anderson      56             Vice-President and Director

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

ITEM 10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended June 30, 2008. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer's salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position        Fiscal Year       Salary ($)

John C. Brewer, CEO & CFO             2008             $48,000
                                      2007              48,000

No officer received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2008 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

The company also executed an employment agreement with its President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2008 and 2007, the former President was owed accrued salary of $45,000 and $45,000, respectively

All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of June 30, 2008, (i) each person known by the Company to own more than five percent (5%) of the Company's outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.


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
officers as a group
(3 entities; Garbalizer, Commodities
Trading and Bill Anderson - see
notes 1, 3 & 4)

(1) John C. Brewer beneficially owns 98% of the outstanding common stock of Garbalizer Corporation of America ("GCA"). John Brewer also owns 100% of the outstanding common stock of Commodities Trading Corporation ("CTC").

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


12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its CEO and President on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO and President's salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2008 and 2007, the CEO was owed accrued salary of $792,000 and $744,000, respectively.

During the years ended June 30, 2008 and 2007, notes payable - related parties increased $175,181 and $117,169, respectively. The changes are due to reclassifications of notes payable and to proceeds from additional notes payable. Some payments were made on notes payable and additional funds were borrowed during the years ended June 30, 2008 and 2007.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2008:

Accounts payable to a related party, due on
demand, no interest, unsecured                                   $ 180,000

Accounts payable to related parties, due on
demand, variable interest, unsecured                               258,937

Note payable to a related party, due on demand,
plus interest at 18% per annum, unsecured.                         173,075

Note payable to a related party, due on demand,
plus interest at 8% per annum, unsecured.                           30,000

Note payable to a related party, due on demand,
plus interest at 5% per month, unsecured.                           12,363
                                                                 ---------
                                                                 $ 654,375
                                                                 =========

As of June 30, 2008 and 2007, accrued interest related to the related party notes payable was $59,666 and $25,360, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2008 and 2007 was $59,395 and $30,299, respectively.

13. EXHIBITS

a. The following financial statements and schedules are filed herewith.

Garb Oil & Power Corporation

Consolidated Balance Sheet - June 30, 2008.

Consolidated Statements of Operations - For the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Stockholders' Equity (Deficit) - For the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Cash Flows For the
Years Ended June 30, 2008 and 2007.

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

  10        10.3    Project Development and     Exhibit 10.1 of Form 8-K dated
                    Construction Agreement      May 11, 1998
                    with Trenergy, Inc.

  10        10.4    Extension Agreement with    Filed EX 10-4 of Form 10-KSB for
                    Giant Tire Recyclers, Inc.  June 30, 2001

  10        10.4    Agreement between           Filed herewith
                    Garbalizer Machinery
                    Corporation and the
                    Company

  21         21.1   List of Subsidiaries        Exhibit 21.1 of Form 10-KSB for
                                                June 30, 1995

  31         31.1   Certification Pursuant      Filed herewith
                    Section 302 of the
                    Sarbanes-Oxley Act of 2002


  32         32.1   Certification Pursuant to   Filed herewith
                    18 U.S.C. Section 1350
                    as Adopted Pursuant to
                    Section 906 of the
                    Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2008, and June 30, 2007:

Fee category               2008           2007

Audit fees                $20,100       $16,200
Audit-related fees        $     -       $     -
Tax fees                  $     -       $     -
All other fees            $     -       $     -
                          -------       -------
Total fees                $20,100       $16,200
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

DATED this 11th Day of October, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

1. By its principal executive officer.

Date: Oct. 11th, 2008

/s/ John C. Brewer
----------------------------
John C. Brewer, Chief Executive Officer

2. And by its principal financial officer and principal accounting officer.

Date: Oct. 11th, 2008

/s/ John C. Brewer
----------------------------
John C. Brewer, Chief Financial Officer

3. And by a majority of its Board of Directors.

Date: Oct. 11th, 2008

/s/ John C. Brewer
----------------------------
John C. Brewer, Director

Date: Oct. 11th, 2008

/s/ Bill Vee Anderson
----------------------------
Bill Vee Anderson, Director