Form 10KSB/A
period 2008-06-30
GARB OIL & POWER CORP
filed 2008-11-17
CIK 798371

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of October 31, 2008 aggregate market value was $245,936.

(ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2008, the Issuer had outstanding 22,899,098 shares of common stock (no par value).

Transitional Small Business Disclosure Format (check one)

Yes ☒ No ☐

PART I

1. DESCRIPTION OF BUSINESS

Garb Oil & Power Corporation (the “Company”) is in the business importing and exporting all types of petroleum products and the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through Distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party’s unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad.

The Company received revenues of $0 in the fiscal year ended June 30, 2008 and at the end of the year its current liabilities exceeded its total assets by $2,821,170. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder in June 2005. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful.

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

Although such discussions are underway there is no assurance that the discussions will result in an Agreement between the two companies or that the process would be successful if constructed by INTERPIPE. Due to INTERPIPE’S inability to secure funding from the Ukrainian Government to finance the OTR development the company cancelled negotiations with INTERPIPE and entered into an Agreement with Xingcheng Machinery of Xingcheng, China PRC to develop the OTR system. Development is currently underway.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of June 30, 2008 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

Employees

The Company’s CEO, John C. Brewer, its President, Matthew G. Shepard, and its Chief Engineer each devote 40 hours, or more, per week to the Company’s business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

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

6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. Management also believes that with the new marketing strategies that are now implemented the potential for machinery sales has increased. The Company is now in the process of marketing commodities imported from China through its Minority Distributor, Lone Willow, LLP of Virginia.  The Company has submitted quotes for dry wall, cement and other building materials to Lone Willow which Lone Willow will market to users of such materials in the Eastern, North Eastern and South Eastern United States. Because of its Minority status Lone Willow has an opportunity to achieve a favorable position for sales to contractors involved in rebuilding in Louisiana, Mississippi, Texas and other areas.  Additional building materials and other commodities are available to the Company from China if the Company and Its Distributor are successful in marketing the commodities. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Substantially all of the Company’s existing liabilities, other than trade payables, are owed to the Company’s Chief Financial Officer, John Brewer or other shareholders of the Company. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures.  There are no guarantees that such negotiations will be successful.

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2008 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,821,170. The working capital deficit at June 30, 2007 was $2,421,710. The decrease in working capital was caused by the continued accrual of salary, interest and other accounts payable for expenses, which the Company was unable to pay in cash.

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

The Company derived a loss from operations before other income (expense) during the years ended June 30, 2008 and June 30, 2007 of $237,274 and $214,808, respectively. Total expenses for 2008 were $237,274 compared to $214,808 in 2007. Salaries, wages, commissions and consulting fees were $163,157 for 2008 compared to $142,650 for 2007. Rental expenses were $16,200 in 2008 and $14,400 in 2007. Total expenses increased primarily because of increases in Salaries and Wages. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2008 was $400,018 compared to a net loss of $374,869 in 2007. On a per share basis, the net loss for the year ended June 30, 2008 was ($0.02) compared to net loss of ($0.02) in 2007. Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

UTTI is 55% owned by the Company and operates at a loss. UTTI’s losses have exceeded the equity capital contributed by the minority shareholder. Therefore, in preparing its consolidated statements of operations, the Company does not adjust its consolidated net loss by the minority shareholder’s interest in the UTTI loss. For several years the tire repair equipment owned by UTTI has been stored in facilities in Illinois for use by a company associated with Garb-Oil.  Consequently there has been no storage or rental expense related to the UTTI tire repair equipment during this time.  Current plans include use of this machinery at facilities owned by a purchaser of one of the company's shredders.Current negotiations are continuing regarding use of the tire repair machinery and the company is incurring no storage costs during these negotiations.

During the year ended June 30, 2008, the Company had a net increase in cash of $4,712. The primary sources of cash were from additional loans from financing activities.

Newly Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 13” (“SFAS 161”). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on its financial statements.

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

7. FINANCIAL STATEMENTS

[The remainder of this page was intentionally left blank]

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Garb Oil & Power Corporation and Subsidiaries

Salt Lake City, Utah

We have audited the consolidated balance sheet of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries as of Jun 30, 2008 and the results of their operations and their cash flows for the years ended June 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Garb Oil & Power Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2008 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s continual net losses and large accumulated deficit, among other issues, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

November 17, 2008

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	ASSETS
		June 30,
		2008
CURRENT ASSETS

Cash		$8,072
Prepaid expenses		300

Total Current Assets		8,372

PROPERTY AND EQUPMENT

Office equipment		11,658
Building improvements		8,022
Less: accumulated depreciation		(19,680)

Total Property and Equipment		-

TOTAL ASSETS		$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
June 30,
2008

CURRENT LIABILITIES

Accounts payable and accrued expenses	$53,192
Notes payable - Note 7	533,820
Notes payable - related parties - Note 3	650,875
Accrued interest	649,989
Accrued interest - related parties - Note 3	59,666
Wages payable	882,000

Total Current Liabilities	2,829,542

Total Liabilities	2,829,542

COMMITMENT & CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding	2,942,635
Accumulated deficit	(5,763,805)

Total Stockholders' Equity (Deficit)	(2,821,170)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2008	2007
SALES
Shredder sales	$-	$-
Other sales	-	-
Total Revenues	-	-

COST OF SALES
Cost of shredders	-	-
Other direct costs	-	-
Total Cost of sales	-	-

GROSS LOSS	-	-

EXPENSE
Salary and wages	163,157	141,960
Sales commissions	-	690
Office	2,494	754
Rent	16,200	14,400
Telephone	4,268	3,904
Professional fees	27,887	26,908
Insurance	9,715	6,326
Taxes and licenses	6,468	6,066
Travel and entertainment	512	525
Advertising	950	-
Depreciation	-	248
Repairs and maintenance	318	259
Other	5,305	9,768

Total Expenses	237,274	214,808

OPERATING LOSS	(237,274)	(214,808)

OTHER INCOME (EXPENSES)
Interest expense	(162,186)	(139,514)
Loss on write-off assets	(558)	(20,547)

Total Other Income (Expense)	(162,744)	(160,061)

NET LOSS	$(400,018)	$(374,869)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,899,098	22,741,378

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2006	22,371,782	$2,915,542	$(4,988,918)

Stock options issued	-	1,000	-

Shares issued to pay
accounts payable	27,316	1,093	-

Shares issued for cash	500,000	25,000	-

Net loss for the year ended
June 30,2007	-	-	(374,869)

Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)
Net loss for the year ended
June 30,2008	-	-	(400,018)

Balance, June 30, 2008	22,899,098	$2,942,635	$(5,763,805)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(400,018)	$(374,869)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities:
Depreciation	-	249
Options issued for interest expense	-	1,000
Changes in current assets and liabilities:
Prepaid expenses	143	(143)
Loss on rightoff of assets	558	20,547
Accounts payable and accrued expenses	2,047	(3,006)
Accrued payroll	93,000	71,800
Accrued interest payable and accrued interest payable
- related party	137,301	123,176

Net Cash (Used) by Operating Activities	(166,969)	(161,246)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-	(1,656)
Common stock issued for cash	-	25,000
Proceeds from notes payable-related party	176,681	136,262
Proceeds from notes payable	-	5,000
Payment of notes payable	(5,000)	-

Net Cash Provided by Financing Activities	171,681	164,606

NET INCREASE IN CASH	4,712	3,360

NET CASH AT BEGINNING OF PERIOD	3,360	-

NET CASH AT END OF PERIOD	$8,072	$3,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$25,089	$15,357
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a. Organization

Garb Oil & Power Corporation (Garb Oil) is a majority owned subsidiary of Garbalizer Corporation of America and was dormant at January 13, 1981. Since January 14, 1981, Garb Oil had been considered to be in the development stage. Development stage activities consisted of raising capital, purchasing property and developing technology related to production of electricity by the burning of used rubber, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and repair and sale of used truck tires. The Company exited the development stage on June 30, 2004.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2008 and 2007, the Company has incurred a net loss of $400,018 and $374,869, respectively, and as of June 30, 2008, the Company’s accumulated deficit was $5,763,805. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. The company sells tire shredders. The Company also imports/exports all types of petroleum products and imports new tires from China to be sold through Black Minority Distributors. The company has imported and sold two orders of new tires for a total of $305,400 in recent years.  A new scrap-tire processing machine owned by the company is being developed in China and the pilot model has yet to be completed. In the Business Description section of the 10KSB report the machine is described and discussed as the OTR Disintegrator machine to process large Off the Road Tires used in the mining,

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

road construction and related industries. There are hundreds of millions of these large scrap tires stored worldwide at various mining sites that can be recycled if the machine proves successful when completed and tested. Currently there are no machines available that are capable of processing these large tires. Current plans to utilize this machine have been made by the company to sell or lease the machines with a continuing royalty to be paid the company each year for a seven-year period. Representatives of the company have contacted the companies who have the stockpiled OTR scrap tires and have received much interest and indications that the companies would like to become involved when the machines are ready for operation.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended
	June 30,
	2008	2007

Net income (loss) (numerator)	$(400,018)	$(374,869)

Weighted average shares outstanding
(denominator)	22,899,098	22,741,378

Basic income (loss) per share	$(0.02)	$(0.02)

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning July 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13” (“SFAS 161”). SFAS 161 will enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning July 1, 2009. The Company anticipates that the adoption of SFAS 161 will not have a material impact on its financial statements.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

The company also executed an employment agreement with its President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2008 and 2007, the President was owed accrued salary of $90,000 and $45,000, respectively.

During the years ended June 30, 2008 and 2007, notes payable-related parties increased $176,681 and $117,169, respectively. The changes are due to additional proceeds from notes payable.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2008:

Accounts payable to a related party, due on demand,
no interest, unsecured	$180,000

Accounts payable to a related party, due on demand,
variable interest, unsecured	255,437

Notes payable to a related party, due on demand, plus interest
at 18% per annum, unsecured	173,075

Note payable to a related party, due on demand, plus interest
at 8% per annum, unsecured	30,000

Note payable to a related party, due on demand, plus interest
at 5% per month, unsecured	12,363
650,875
Less: Current Portion	(650,875)

Long-Term Notes Payable to Related Parties	$-

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended
June 30,	Amount

2009	$650,875
2010	-
2011	-
2012	-
2013 and thereafter	-

Total	$650,875

As of June 30, 2008 and 2007, accrued interest related to the related party notes payable was $59,666 and $25,360, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2008 and 2007 was $59,395 and $30,299, respectively.

NOTE 4 -	INCOME TAXES

Effective January 1, 2007 we adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 "(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “ Accounting for Income Taxes .” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Utah jurisdictions. We are no longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

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

	2008	2007
Deferred tax assets:
NOL carryover	$887,107	$1,136,400
Related parties	39,814	223,200
Accrued wages	343,980	307,700

Deferred tax liabilities:
Depreciation	-	-

Valuation allowance	(1,270,901)	(1,667,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007

Book income	$(156,007)	$(146,199)
Stock for services	39,814	390
Meals and entertainment	343,980	45

Other	363	8,013

Valuation allowance	155,544	137,751
	$-	$-

At June 30, 2008, the Company had net operating loss carryforwards of approximately $2,246,500 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

NOTE 5 -	COMMITMENTS (continued)

of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer’s change in title. As of June 30, 2008 and 2007, the current CEO was owed accrued salary of $792,000 and $744,000, respectively.

The company also executed an employment agreement with its President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2008 and 2007, the President was owed accrued salary of $90,000 and $45,000, respectively.

NOTE 6 -	OPERATING LEASES

The Company shares office space with Garbalizer Corporation of America and Commodities Trading Corporation under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $16,200 and $14,400 for the years ended June 30, 2008 and 2007, respectively.

NOTE 7 -	NOTES PAYABLE

Note payable, due on demand, plus interest
at 12% per annum, unsecured	$68,493

Note payable, due on demand, plus interest
at 12% per annum, unsecured	165,000

Notes payable, due on demand, plus interest
at 10% per annum, unsecured	20,000

Note payable, due on demand, plus interest
at 12% unsecured	18,000

Note payable, due on demand, plus interest at
$500 per week, secured by sales contract and officer guarantee	35,000

Note payable, due on demand, 12% interest,
one time loan fee of $33,000, unsecured	28,000

Note payable, due on demand, plus interest at 1*% annum
Oct 7, 2006 through Jan 6, 2006 then $500 per week,
secured by company stock owned by stockholder	129,327

Note payable, due January 6, 2007 one time loan fee of
one million shares, secured by all company assets including
future sales of cement and urea by a related company	50,000

Note payable, due August 1, 2006, 12% interest,
one time loan fee of $2,500, secured by all company assets	10,000

Note payable, due July 26, 2006, no interest,
one time loan fee of $500, unsecured	5,000

Note payable, due September 5, 2006, plus interest at 5% per month, unsecured Note payable, due September 5, 2006, plus one time loan	2,250
fee of 100,000 stock options and interest at 5% per month, unsecured	2,750
533,820

Less: Current Portion	(533,820)

Long-Term Notes Payable	$-

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

NOTE 7 - NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

Year Ended
June 30,	Amount

2009	$533,820
2010	-
2011	-
2012	-
2013 and thereafter	-

Total	$533,820

As of June 30, 2008 and 2007, accrued interest related to notes payable was $649,989 and $546,994, respectively. Interest expense related to notes payable for the years ended June 30, 2008 and 2007 was $ 102,791 and $109,215, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On October 27, 2008 the board of directors authorized 1,000,000 shares of restricted common stock to be issued to a potential investor at a price of $.015 per share, totaling $15,000.

8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable except as previously reported.

8A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures:

Based on an evaluation as of the date of the end of the period covered by our report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses, as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of June 30, 2008, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of our financial statements for the year ended June 30, 2008, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

i.	Lack of independent directors for our audit committee;
ii.	Insufficient control processes for recording and approving journal entries;
iii.	Insufficient policies and procedures over various financial statement areas;
iv.	Lack of an audit committee financial expert;
v.	Failure to correctly record transactions, complete documentation, testing and evaluation of internal accounting and financial reporting controls, resulting in untimely completion of accounting, preparation of finacial statements and preparation of this annual report.

Although these weaknesses persisted during much of the current fiscal year, a consulting firm was engaged after year end to assist the company in improving its internal control.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A deficiency in design exists when a control necessary to meet the control objective is missing, or when an existing control is not properly designed so that even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed or when the person performing the control does not possess the necessary authority or competence to perform the control effectively.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

c)	Changes in Internal Control Over Financial Reporting

There has been significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter (our first fiscal quarter of our new reporting year) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. After the end of the current reporting period, Cadence Consulting was engaged to assist management in improving internal control over financial reporting. Implementation of various systems and procedures will significantly improve our internal control. Examples of such systems and procedures include: Period End Closing Checklists describing improved financial information review procedures, checklists for improved review of application of Generally Accepted Accounting Principles and SEC reporting principles, and use of Risk and Control matrix to more formally evaluate and document evaluation of internal control.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)              Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)             Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

Name	Age	Position
John C. Brewer	85	CEO, CFO, Chairman of the Board of Directors
Matthew G. Shepard	33	President
Bill Vee Anderson	56	Vice-President and Director

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

10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company’s chief executive officer for the fiscal year ended June 30, 2008. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer’s salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)

John C. Brewer, CEO & CFO	2008	$48,000
	2007	48,000

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

The company also executed an employment agreement with its President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2008 and 2007, the President was owed accrued salary of $90,000 and $45,000, respectively

All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of June 30, 2008, (i) each person known by the Company to own more than five percent (5%) of the Company’s outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address	Amount	Percent of Class

Garbalizer Corporation	9,788,291	42.70%
of America (Notes 1,3 & 4)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Ralph C. Alexander	943,343	4.10%
152 Hall Street
Spartanburg, South Carolina

A/S Parkveien 55	1,050,000	4.60%
c/o Hoegh Invest A/S (Note 2)
P.O. Box 2416 Solli
0202 Oslo 2, Norway

LTD II Enterprises	1,000,000	4.40%
1209 W 1800 N
Lehi, Utah

Bill Anderson	306,000	1.30%
1588 S. Main St., Suite 200
Salt Lake City, Utah

Commodities Trading Corporation	500,000	2.20%
1588 S. Main St., Suite 200 (Note 1)
Salt Lake City Utah

All directors and officers as a group	10,594,291	46.30%

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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its CEO on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2008 and 2007, the CEO was owed accrued salary of $792,000 and $744,000, respectively. The Company executed an employment agreement with its current President on January 9, 2006. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President’s salary is $45,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2008 and 2007, the President was owed accrued salary of $90,000 and $45,000, respectively.

During the years ended June 30, 2008 and 2007, notes payable - related parties increased $176,681 and $117,169, respectively. The changes are due to additional proceeds from notes payable. Some payments were made on notes payable and additional funds were borrowed during the years ended June 30, 2008 and 2007.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2008:

Accounts payable to a related party, due on demand, no interest.
unsecured	$180,000

Accounts payable to related parties, due on demand, variable
interest, unsecured	255,437

Note payable to a related party, due on demand, plus interest
at 18% per annum, unsecured	173,075

Note payable to a related party, due on demand, plus interest
at 8% annum, unsecured.	173,075

Note payable to a related party, due on demand, plus interest
at 5% per month, unsecured.	12,363

$650,875

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

Garb Oil & Power Corporation

Consolidated Balance Sheet - June 30, 2008.

Consolidated Statements of Operations - For the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity (Deficit) - For the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Cash Flows For the Years Ended June 30, 2008 and 2007.

b. The following exhibits are filed herewith or incorporated herein by reference. The SEC No. refers to the Exhibit Table in Item 601 of Regulation S-B.

Section Exhibit
No.	No.	Description	Location
3	3.1	Articles of Incorporation	Exhibit 3.1 of Registration
		(as amended)	Statement on Form 10, File No 0-14859.

3	3.2	By-Laws	Exhibit 3.2 of Registration
			Statement on Form 10, File No. 0-14859

10	10.1	Employment Agreement	Exhibit 10.5 of Registration
		with John Brewer	Statement on Form 10, File No. 0-14859

10	10.2	Agreement with Giant Tire	Exhibit 10.4 of Form 10-KSB for
		Recyclers, Inc.	June 30, 1997

10	10.3	Project Development and	Exhibit 10.1 of Form 8-K dated
		Construction Agreement	May 11, 1998
		with Trenergy, Inc.

10	10.4	Extension Agreement with	Filed EX 10-4 of Form 10-KSB for
		Giant Tire Recyclers, Inc.	June 30, 2001

10	10.4	Agreement between Garbalizer Machinery	Filed herewith
		Corporation and the Company

21	21.1	List of Subsidiaries	Exhibit 21.1 of Form 10-KSB for
			June 30, 1995

31	31.1	Certification Pursuant to Section 302 of	Filed herewith
		the Sarbanes-Oxley Act of 2002

32	32.1	Certification Pursuant to 18 U.S.C. Section	Filed herewith
		1350 as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2008, and June 30, 2007:

Fee Category	2008	2007

Audit Fees	$21,000	16,200
Audit-related Fees	$-	-
Tax Fees	$-	-
All other fees	$-	-

Total Fees	$21,000	$16,200

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

DATED this 17th Day of November, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

1. By its principal executive officer.

Date: November 17, 2008	By: /s/ John C. Brewer
John C. Brewer, Chief Executive Officer

2. And by its principal financial officer and principal accounting officer.

Date: November 17, 2008	By: /s/ John C. Brewer
John C. Brewer, Chief Financial Officer

3. And by a majority of its Board of Directors.

Date: November 17, 2008	By: /s/ John C. Brewer
John C. Brewer, Director
Date:	November 17, 2008	By: /s/ Matthew G. Shepard
Matthew G. Shepard, Director

Date: November 17, 2008	By: /s/ Bill Vee Anderson
Bill Vee Anderson, Director