Form 10-Q
period 2008-09-30
GARB OIL & POWER CORP
filed 2008-11-19
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to _______________.

Commission File No. 0-14859

GARB OIL AND POWER CORPORATION

(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

1588 South Main Street, Suite 200
Salt Lake City, Utah 84115
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number: (801) 832-9865

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 18, 2008

23,899,098

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$8,072
Prepaid expenses	300	300

Total Current Assets	300	8,372

PROPERTY AND EQUPMENT

Office equipment	11,658	11,658
Building improvements	8,022	8,022
Less: accumulated depreciation	(19,680)	(19,680)

Total Property and Equipment	-	-

TOTAL ASSETS	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES

Bank overdraft	$224	$-
Accounts payable and accrued expenses	58,651	53,192
Notes payable	533,820	533,820
Notes payable - related parties	674,628	650,875
Accrued interest	673,974	649,989
Accrued interest - related parties	70,209	59,666
Wages payable	911,416	882,000

Total Current Liabilities	2,922,922	2,829,542

Total Liabilities	2,922,922	2,829,542

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 22,899,098 shares outstanding	2,942,635	2,942,635
Accumulated deficit	(5,865,257)	(5,763,805)

Total Stockholders' Equity (Deficit)	(2,922,622)	(2,821,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
SALES
Shredder sales	$-	$-
Other sales	-	-
Total Revenues	-	-

COST OF SALES
Cost of shredders	-	-
Other direct costs	-	-
Total Cost of sales	-	-

GROSS LOSS	-	-

EXPENSE
Salary and wages	41,559	29,540
Office	239	705
Rent	4,500	3,600
Telephone	855	585
Professional fees	7,094	4,816
Insurance	4,948	2,088
Taxes and licenses	1,937	1,381
Travel	-	44
Depreciation	-	62
Other	665	217

Total Expenses	61,797	43,038

OPERATING LOSS	(61,797)	(43,038)

OTHER EXPENSES
Interest expense	(39,655)	(36,787)

Total Other Expenses	(39,655)	(36,787)

NET LOSS BEFORE INCOME TAXES	(101,452)	(79,825)

INCOME TAXES	-	-

NET LOSS	$(101,452)	$(79,825)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,899,098	22,899,098

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

             Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2008	22,899,098	$2,942,635	$(5,763,805)
Net loss for the period ended
September 30, 2008 (unaudited)	-	-	(101,452)

Balance, September 30, 2008	22,899,098	$2,942,635	$(5,865,257)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(101,452)	$(79,825)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	62
Changes in current assets and liabilities:
Prepaid expenses	-	143
Accounts payable and accrued expenses	5,459	2,785
Accrued payroll	29,416	12,000
Accrued interest payable and accrued interest
payable - related party	34,528	31,402

Net Cash Used by Operating Activities	(32,049)	(33,433)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase of bank overdraft	224	-
Proceeds from notes payable - related party	23,753	31,025

Net Cash Provided by Financing Activities	23,977	31,025

NET DECREASE IN CASH	(8,072)	(2,408)

NET CASH AT BEGINNING OF PERIOD	8,072	3,360

NET CASH AT END OF PERIOD	$-	$952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$4,830	$5,697
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 and June 30, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock and additions to shareholder notes. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Utah state jurisdiction. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 and June 30, 2008

NOTE 3 -	INCOME TAXES (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended September 30, 2008, and year ended June 30, 2008, the Company recognized no interest and penalties. The Company had nothing accrued for the payment of interest and penalties at September 30, 2008, and June 30, 2008.

NOTE 3 -	SUBSEQUENT EVENTS

On October 27, 2008 the board of directors authorized 1,000,000 shares of restricted common stock to be issued to a potential investor at a price of $.015 per share, totaling $15,000.

Item 2. Management’s Discussion and Analysis or Results of Operation.

A. Description of Business

Garb Oil & Power Corporation (the “Company”) is in the business of importing and exporting all types of petroleum products and the business of developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party’s unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

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

B. Results of operation

Operating expenses for the Company have been paid from short-term unsecured notes from shareholders. At September 30, 2008 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,922,622. The working capital deficit at June 30, 2008 was $2,821,170. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from importing and exporting activities nor from the sales of shredders or spare parts during the three months ended September 30, 2008.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended September 30, 2008 and 2007 of $61,797 and $43,038, respectively. Total expenses for this fiscal quarter 2009 were $61,797 compared to $43,038 in 2008. Salaries and wages were $41,559 for 2009 compared to $29,540 for 2008. Rental expenses were $4,500 in 2009 and $3,600 in 2008. Except for salaries and wages, total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the quarter ended September 30, 2008 and 2007 was $101,452 and $79,825, respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.00) compared to ($0.00) in 2008.

Operating losses may be expected to continue until such time as the Company receives sufficient revenues from importing and exporting activities or from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the three months ended September 30, 2008, the Company had a decrease in its cash balances of $8,072 compared with a decrease of $2,408 during the three months ended September 30, 2007. The primary sources of cash were from additional loans from financing activities in 2009 and 2008.

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

In 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of September 30, 2008 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of September 30, 2008 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of September 30, 2008 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

Employees

The Company’s CEO, John C. Brewer, President, Matthew G. Shepard and Chief Engineer and Vice President, Bill V. Anderson, each devote 40 hours or more per week to the Company’s business, as well as one additional engineer. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

The Company believes its relationship with its employees to be good.

The Company is not a party to any collective bargaining agreement.

Research and Development

During the three ended September 30, 2008 and 2007, the Company had not expended any funds on research and development activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been significant change in our internal control over financial reporting that occurred during the period covered by our report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. After the end of the prior reporting period, Cadence Consulting was engaged to assist management in improving internal control over financial reporting. Implementation of various systems and procedures will significantly improve our internal control. Examples of such systems and procedures include: Period End Closing Checklists describing improved financial information review procedures, checklists for improved review of application of Generally Accepted Accounting Principles and SEC reporting principles, and use of Risk and Control matrix to more formally evaluate and document evaluation of internal control.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

GARB OIL & POWER CORPORATION

Date: November 19, 2008	By: /s/ John C. Brewer
John C. Brewer, CEO and Principal Executive,
Financial and Accounting Officer