Form 10-Q
period 2008-12-31
GARB OIL & POWER CORP
filed 2009-02-23
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☒

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

February 19, 2009

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$8,072
Prepaid expenses	300	300

Total Current Assets	300	8,372

PROPERTY AND EQUPMENT

Office equipment	11,658	11,658
Building improvements	8,022	8,022
Less: accumulated depreciation	(19,680)	(19,680)

Total Property and Equipment	-	-

TOTAL ASSETS	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES

Bank overdraft	$4,207	$-
Accounts payable and accrued expenses	79,024	53,192
Notes payable	533,820	533,820
Notes payable - related parties	689,075	650,875
Accrued interest	697,959	649,989
Accrued interest - related parties	80,816	59,666
Wages payable	937,944	882,000

Total Current Liabilities	3,022,845	2,829,542

Total Liabilities	3,022,845	2,829,542

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 23,899,098 and 22,899,098 shares Outstanding, respectively	2,957,635	2,942,635
Accumulated deficit	(5,980,180)	(5,763,805)

Total Stockholders' Equity (Deficit)	(3,022,545)	(2,821,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

SALES
Shredder sales	$-	$-	$-	$-
Other sales	-	-	-	-
Total Sales	-	-	-	-

COST OF SALES
Cost of shredders	-	-	-	-
Other direct costs	-	-	-	-
Total Cost of Sales	-	-	-	-

GROSS PROFIT (DEFICIT)	-	-	-	-

EXPENSES
Salary, wages and commissions	40,000	29,537	81,560	59,077
Office	586	1,038	825	1,743
Rent	4,500	3,600	9,000	7,200
Telephone	1,131	997	1,986	1,582
Professional fees	20,198	14,974	27,292	19,790
Insurance	1,786	2,666	6,734	4,803
Taxes and licenses	1,402	1,374	3,339	2,755
Depreciation	-	62	-	124
Repairs and maintenance	69	184	69	184
Other	2,748	908	3,413	1,169
Total Expenses	72,420	55,340	134,218	98,427

OPERATING (LOSS)	(72,420)	(55,340)	(134,218)	(98,427)

OTHER INCOME (EXPENSES)
Interest expense	(42,502)	(35,133)	(82,157)	(71,920)

Total Other Income (Expense)	(42,502)	(35,133)	(82,157)	(71,920)

NET (LOSS) BEFORE INCOME TAXES	(114,922)	(90,473)	(216,375)	(170,347)

INCOME TAXES	-	-	-	-

NET (LOSS)	$(114,922)	$(90,473)	$(216,375)	$(170,347)

BASIC (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	22,916,721	22,899,098	22,916,721	22,899,098

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2008	22,899,098	$2,942,635	$(5,763,805)
Shares issued for cash	1,000,000	15,000
Net loss for the period ended
December 31, 2008 (unaudited)	-	-	(216,375)

Balance, December 31, 2008	23,899,098	$2,957,635	$(5,980,180)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(216,375)	$(170,347)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	124
Changes in current assets and liabilities:
Prepaid expenses	-	143
Accounts payable and accrued expenses	25,831	(1,594)
Accrued payroll	55,945	24,000
Accrued interest payable and accrued interest
payable - related party	69,120	62,666

Net Cash Used by Operating Activities	(65,479)	(89,467)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase of bank overdraft	4,207	-
Proceeds from notes payable - related party	38,200	82,525
Proceeds from sale of stock	15,000	-
Net Cash Provided by Financing Activities	57,407	82.525

NET DECREASE IN CASH	(8,072)	(2,483)

NET CASH AT BEGINNING OF PERIOD	8,072	3,360

NET CASH AT END OF PERIOD	$-	$877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$12,452	$9,405
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and June 30, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-KSB. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

December 31, 2008 and June 30, 2008

NOTE 3 -	INCOME TAXES (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended December 31, 2008, and year ended June 30, 2008, the Company recognized no interest and penalties. The Company had nothing accrued for the payment of interest and penalties at December 31, 2008, and June 30, 2008.

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

B. Results of operation

Operating expenses for the Company have been paid from short-term unsecured notes from shareholders. At December 31, 2008 the Company had a deficit in working capital (current liabilities in excess of current assets) of $3,022,545. The working capital deficit at September 30, 2008 was $2,922,622. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from importing and exporting activities nor from the sales of shredders or spare parts during the six months ended December 31, 2008.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended December 31, 2008 and 2007 of $72,420 and $55,340, respectively. Salaries and wages were $40,000 for 2008 compared to $29,537 for 2007. Rental expenses were $4,500 in 2008 and $3,600 in 2007. Except for salaries and wages, total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the quarter ended December 31, 2008 and 2007 was $114,922 and $90,473, respectively. On a per share basis, the net loss for the current fiscal quarter was ($0.01) compared to $(0.00) in 2008.

The Company derived a loss from operations before other income (expense) and extraordinary items during the six months ended December 31, 2008 and 2007 of $134,218 and $98,427, respectively. Salaries and wages were $81,560 for 2008 compared to $59,077 for 2007. Rental expenses were $9,000 in 2008 and $7,200 in 2007. Except for salaries and wages, total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the six months ended December 31, 2008 and 2007 was $216,375 and $170,347, respectively. On a per share basis, the net loss for the six months ended December 31, 2008 was ($0.01) compared to $(0.01) in 2007.

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

During the six months ended December 31, 2008, the Company had a decrease in its cash balances of $8,072 compared with a decrease of $2,483 during the six months ended December 31, 2007. The primary sources of cash were from additional loans from financing activities in 2008 and 2007.

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

Research and Development

During the six months ended December 31, 2008 and 2007, the Company had not expended any funds on research and development activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, require management to carry out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 in accordance with a recognized framework. Based on that evaluation, management has concluded that there are material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were:

i.	Lack of independent directors for our audit committee;
ii.	Insufficient control processes for recording and approving journal entries;
iii.	Insufficient policies and procedures over various financial statement areas;
iv.	Lack of an audit committee financial expert;
v.

Failure to correctly record transactions and failure to timely complete documentation, testing and evaluation of internal accounting and financial reporting controls, resulting in untimely completion of accounting, preparation of financial statements and preparation of this annual report.

Changes in Internal Control Over Financial Reporting

There has been significant change in our internal control over financial reporting that occurred during the period covered by our report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. After the end of the prior reporting period, Cadence Consulting was engaged to assist management in improving internal control over financial reporting. Implementation of various systems and procedures will significantly improve our internal control. Examples of such systems and procedures include: Period End Closing Checklists describing improved financial information review procedures, checklists for improved review of application of Generally Accepted Accounting Principles and SEC reporting principles, and use of Risk and Control matrix to more formally evaluate and document evaluation of internal control. However as of the filing of the December 31, 2008 10-Q these changes have not been fully implemented.

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

GARB OIL & POWER CORPORATION

Date: February 23, 2009	By: /s/ John C. Brewer
John C. Brewer, CEO and Principal Executive,
Financial and Accounting Officer