Form 10-Q
period 2009-03-31
GARB OIL & POWER CORP
filed 2009-05-20
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

May 19, 2009

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

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$8,072
Prepaid expenses	300	300

Total Current Assets	300	8,372

PROPERTY AND EQUPMENT

Office equipment	11,658	11,658
Building improvements	8,022	8,022
Less: accumulated depreciation	(19,680)	(19,680)

Total Property and Equipment	-	-

TOTAL ASSETS	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Bank overdraft	$6,243	$-
Accounts payable and accrued expenses	65,693	53,192
Notes payable	533,820	533,820
Notes payable - related parties	729,512	650,875
Accrued interest	722,644	649,989
Accrued interest - related parties	92,010	59,666
Wages payable	973,618	882,000

Total Current Liabilities	3,123,540	2,829,542

Total Liabilities	3,123,540	2,829,542

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 23,899,098 and 22,899,098 shares outstanding, respectively	2,957,635	2,942,635
Accumulated deficit	(6,080,875)	(5,763,805)

Total Stockholders' Equity (Deficit)	(3,123,240)	(2,821,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

SALES
Shredder sales	$-	$-	$-	$-
Other sales	-	-	-	-
Total Sales	-	-	-	-

COST OF SALES
Cost of shredders	-	-	-	-
Other direct costs	-	-	-	-
Total Cost of Sales	-	-	-	-

GROSS PROFIT (DEFICIT)	-	-	-	-

EXPENSES
Salary, wages and commissions	41,040	29,540	122,600	88,617
Office	-	464	825	2,207
Rent	4,500	3,900	13,500	11,100
Telephone	1,320	742	3,306	2,323
Professional fees	3,699	3,811	30,991	23,601
Insurance	(1,944)	2,332	4,791	7,135
Taxes and licenses	459	2,014	3,832	4,769
Depreciation	-	62	-	186
Repairs and maintenance	-	69	69	253
Other	4,910	4,157	8,287	5,327
Total Expenses	53,984	47,091	188,201	145,518

OPERATING (LOSS)	(53,984)	(47,091)	(188,201)	(145,518)

OTHER INCOME (EXPENSES)
Interest expense	(46,712)	(33,778)	(128,869)	(105,698)

Total Other Income (Expense)	(46,712)	(33,778)	(128,869)	(105,698)

NET (LOSS) BEFORE INCOME TAXES	(100,696)	(80,869)	(317,070)	(251,216)

INCOME TAXES	-	-	-	-

NET (LOSS)	$(100,696)	$(80,869)	$(317,070)	$(251,216)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	23,899,098	22,899,098	23,899,098	22,899,098

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2008	22,899,098	$2,942,635	$(5,763,805)
Shares issued for cash (unaudited)	1,000,000	15,000
Net loss for the period ended
March 31, 2009 (unaudited)	-	-	(317,070)

Balance, March 31, 2009 (unaudited)	23,899,098	$2,957,635	$(6,080,875)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(317,070)	$(251,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	187
Changes in current assets and liabilities:
Prepaid expenses	-	143
Accounts payable and accrued expenses	12,501	6,696
Accrued payroll	91,618	36,000
Accrued interest payable and accrued interest
payable - related party	104,999	88,704

Net Cash Used by Operating Activities	(107,952)	(119,486)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase of bank overdraft	6,243	1,701
Proceeds from notes payable - related party	78,637	114,425
Proceeds from sale of stock	15,000	-
Net Cash Provided by Financing Activities	99,880	116,126

NET DECREASE IN CASH	(8,072)	(3,360)

NET CASH AT BEGINNING OF PERIOD	8,072	3,360

NET CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$22,104	$7,368
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009 and June 30, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

March 31, 2009 and June 30, 2008

NOTE 3 -	INCOME TAXES (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended March 31, 2009, and year ended June 30, 2008, the Company recognized no interest and penalties. The Company had nothing accrued for the payment of interest and penalties at March 31, 2009, and June 30, 2008.

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

B. Results of operation

Operating expenses for the Company have been paid from short-term unsecured notes from shareholders. At March 31, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $3,123,240. The working capital deficit at December 31, 2008 was $3,022,545. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from importing and exporting activities nor from the sales of shredders or spare parts during the nine months ended March 31, 2009.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended March 31, 2009 and 2008 of $53,984 and $47,091, respectively. Salaries and wages were $41,040 for 2009 compared to $29,540 for 2008. Rental expenses were $4,500 in 2009 and $3,900 in 2008. Except for salaries and wages, total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the quarter ended March 31, 2009 and 2008 was $100,696 and $80,869, respectively. On a per share basis, the net loss for the current fiscal quarter was $(0.00) compared to $(0.00) in 2008.

The Company derived a loss from operations before other income (expense) and extraordinary items during the nine months ended March 31, 2009 and 2008 of $(317,070) and $(251,216), respectively. Salaries and wages were $122,600 for 2009 compared to $88,617 for 2008. Rental expenses were $13,500 in 2009 and $11,100 in 2008. Except for salaries and wages, total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the nine months ended March 31, 2009 and 2008 was $(317,070) and $(251,216), respectively. On a per share basis, the net loss for the nine months ended March 31, 2009 was ($0.01) compared to $(0.01) in 2008.

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

During the nine months ended March 31, 2009, the Company had a decrease in its cash balances of $8,072 compared with a decrease of $3,360 during the nine months ended March 31, 2008. The primary sources of cash were from additional loans from financing activities in 2009 and 2008.

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

In 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of March 31, 2009 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

All machines, Equipment and Technology for the South and Central America Distributorship will be manufactured in Mexico on a license basis with the marketing being done jointly by Garb-Oil and Representaciones Internacionales. It is anticipated and planned that all items sold by Garb-Oil Distributorships in the United States and Canada will be manufactured in Mexico. The Company has concluded a Distributorship with The Princeton Group of Alhambra, CA for all of Asia. Machines, Equipment and Technology for the Asian market area will be manufactured in China. Certain Technology and Machinery owned by the Chinese Manufacturer for crumb rubber processing will be manufactured in China and purchased by Garb-Oil to be sold in all of the marketing areas inside and outside of the Asian market area. Because of the NAFTA Agreement and other International Agreements currently existing, the Company is now able to establish these Distributorship agreements and contractually protect its technology and proprietary rights. These Agreements give the Company access to less expensive manufacturing and technology, which Management believes will make the Company more competitive and generate sales on a worldwide basis. As of March 31, 2009 the company management has determined that the company should take advantage of the benefits of such manufacturing and marketing in future Company operations.

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

Research and Development

During the nine months ended March 31, 2009 and 2008, the Company had not expended any funds on research and development activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, require management to carry out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 in accordance with a recognized framework. Based on that evaluation, management has concluded that there are material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has been significant change in our internal control over financial reporting that occurred during the period covered by our report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. After the end of the prior reporting period, Cadence Consulting was engaged to assist management in improving internal control over financial reporting. Implementation of various systems and procedures will significantly improve our internal control. Examples of such systems and procedures include: Period End Closing Checklists describing improved financial information review procedures, checklists for improved review of application of Generally Accepted Accounting Principles and SEC reporting principles, and use of Risk and Control matrix to more formally evaluate and document evaluation of internal control. However as of the filing of the March 31, 2009 10-Q these changes have not been fully implemented.

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

GARB OIL & POWER CORPORATION

Date: May19, 2009	By: /s/ John C. Brewer
John C. Brewer, CEO and Principal Executive,
Financial and Accounting Officer