Form 10-K
period 2009-06-30
GARB OIL & POWER CORP
filed 2009-10-13
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PERSUANT SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT PERSUANT SECTION 13 OR 15(d) OF THE SECURITIES

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

Common stock (No par value)

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State Issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of October 7, 2009 aggregate market value was $245,936.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

October 7, 2009

47,170,709

Transitional Small Business Disclosure Format (check one)

Yes ☒ No ☐

PART I

1. DESCRIPTION OF BUSINESS

Garb Oil & Power Inc., provides equipment and products to the waste processing, energy and recycling industries. We supply the enabling technologies for waste processing and recycling, from the single machines to entire plants, specializing but not limited to, Waste rubber, Municipal waste, Domestic waste, Waste to Energy, Electronic scrap and all derivatives relating to these industries, including rubber power, fine rubber particles, alloys of rubber, TPE-V and rubber, Elastomers, Compounds and Technical rubber products from raw material, to processing, manufacturing and wholesaling available to both the recycling industry and/or original product manufacturers and producers.

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

The Company received revenues of $0 in the fiscal year ended June 30, 2009 and at the end of the year its current liabilities exceeded its total assets by $2,880,649. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder in June 2005. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful. The Company’s predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

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

During the third quarter of 2001 the Company began a new marketing strategy to market its products. The Company began, and is still continuing to establish distributorships in the United States and Internationally. As of June 30, 2009 the Company has established Distributorships in New Jersey with National Recycling Corporation that covers a three state area, New Jersey, New York and Delaware. A Distributorship has been established in Virginia with Minority Tire Reclamation, Inc. that covers Virginia, North Carolina and Maryland. The Company will continue searching for dependable Companies to establish Distributorships throughout all of North America. Internationally the Company has concluded an Agreement with Micron SA of Odessa, Ukraine to manufacture and market its Shredders and other Technology throughout Eastern and Western Europe. All Machines and Equipment for the European Market will be manufactured by Micron on a licensed basis and marketed jointly by Garb-Oil and Micron throughout the European market area. The Company has concluded a Distributorship with Representaciones Internacionales of Guadalajara, Mexico for all of South and Central America.

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

Trenergy may not be able to establish the scientific validity or commercial viability of the Trenergy technology. Neither Trenergy nor the Company have the resources necessary to develop or evaluate the Trenergy technology without infusion of substantial capital or the joint venturing with third parties. Neither Trenergy nor the Company have any such arrangements in place. The Company plans to use management time and financial resources pursuing possible transactions with the Trenergy technology for which the Company may receive no revenue. During the years 1998, 1999 and 2000 Trenergy had continued research on the process but at June 30, 2001 had not completed the “hot test” which would further prove if the process could be viable. As of June 30, 2009 the “hot test” had not been completed by Trenergy and is unable to complete it’s testing due to lack of funds, and the Agreement the company had with Trenergy has expired.

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

(“UTTI”) as a majorityowned subsidiary to exploit the perceived demand for repaired and retreaded commercial truck tires. Although UTTI did demonstrate that there was a demand for these used tires, UTTI incurred operating losses due principally to overhead costs and high carcass costs. The Company believes that the repair and resale business could be commercially viable if operated in conjunction with a recycling plant, where overhead costs can be shared with other operations and usable carcasses obtained at relatively low cost. In 1996, UTTI ceased active operations and as of June 30, 2002 both the Company and UTTI have decided that future operations for UTTI probably would not be re-started.

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

Research and Development

During the fiscal years ended June 30, 2009 and 2008, the Company has not expended any funds on research and development activities.

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

During the years ended June 30, 2009 and 2008, the stock was only sporadically traded. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

Period
(Fiscal Year)	High	Low

2008
1st Quarter	.04	.02
2nd Quarter	.03	.02
3rd Quarter	.03	.02

4th Quarter	.04	.02
2009
1st Quarter	.03	.01
2nd Quarter	.02	.00
3rd Quarter	.05	.00
4th Quarter	.01	.01

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

Sales of Unregistered Securities

During the fiscal year ended June 30, 2009, 1,000,000 shares were issued for cash and 23,271,611 shares were issued in payment of loans payable by the Company.

6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses - such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. Management also believes that with the new marketing strategies that are now implemented the potential for machinery sales has increased. The Company is now in the process of marketing commodities imported from China through its Minority Distributor, Lone Willow, LLP of Virginia.  The Company has submitted quotes for dry wall, cement and other building materials to Lone Willow which Lone Willow will market to users of such materials in the Eastern, North Eastern and South Eastern United States. Because of its Minority status Lone Willow has an opportunity to achieve a favorable position for sales to contractors involved in rebuilding in Louisiana, Mississippi, Texas and other areas.  Additional building materials and other commodities are available to the Company from China if the Company and Its Distributor are successful in marketing the commodities. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Substantially all of the Company’s existing liabilities, other than trade payables, are owed to the Company’s Chief Executive Officer, John Brewer or other shareholders of the Company. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures.  There are no guarantees that such negotiations will be successful.

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At June 30, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,888,129. The working capital deficit at June 30, 2008 was $2,821,170. The decrease in working capital was caused by the continued accrual of salary, interest and other accounts payable for expenses, which the Company was unable to pay in cash.

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

The Company derived a loss from operations before other income (expense) during the years ended June 30, 2009 and June 30, 2008 of $243,049 and $237,274, respectively. Total expenses for 2009 were $243,049 compared to $237,274 in 2008. Salaries, wages, commissions and consulting fees were $163,640 in 2009 compared to $163,157 in 2008. Rental expenses were $18,000 in 2009 and $16,200 in 2008. Total expenses increased primarily because of increases in Salaries and Wages. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Net loss for the year ended June 30, 2009 was $431,033 compared to a net loss of $400,018 in 2008. On a per share basis, the net loss for the year ended June 30, 2009 was ($0.02) compared to net loss of ($0.02) in 2008. Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the year ended June 30, 2009, the Company had a net decrease in cash of $8,072. The primary sources of cash were from additional loans from financing activities.

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

7. FINANCIAL STATEMENTS

[The remainder of this page was intentionally left blank]

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-6

Consolidated Statements of Stockholders' Equity (Deficit)	F-7

Consolidated Statements of Cash Flows	F-8

Notes to the Consolidated Financial Statements                                                                    F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Garb Oil & Power Corporation and Subsidiaries

Salt Lake City, Utah

We have audited the consolidated balance sheets of Garb Oil & Power Corporation and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries as of Jun 30, 2009 and 2008 and the results of their operations and their cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Garb Oil & Power Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

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

HJ & Associates, LLC

Salt Lake City, Utah

October 13, 2009

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$8,072
Prepaid expenses	300	300

Total Current Assets	300	8,372

PROPERTY AND EQUPMENT

Office equipment	11,658	11,658
Building improvements	8,022	8,022
Less: accumulated depreciation	(19,680)	(19,680)

Total Property and Equipment	-	-

TOTAL ASSETS	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	June 30,	June 30,
	2009	2008

CURRENT LIABILITIES

Bank overdraft	$5,538	$-
Accounts payable and accrued expenses	72,162	53,192
Notes payable – Note 7	533,820	533,820
Accounts and notes payable – related parties – Note 3	405,438	650,875
Accrued interest	753,608	649,989
Accrued interest – related parties – Note 3	103,205	59,666
Wages payable	1,014,658	882,000

Total Current Liabilities	2,,888,429	2,829,542

Total Liabilities	2,888,429	2,829,542

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 23,271,611 shares outstanding	3,306,709	2,942,635
Accumulated deficit	(6,194,838)	(5,763,805)

Total Stockholders' Equity (Deficit)	(2,888,129)	(2,821,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2009	2008

SALES
Shredder sales	$-	$-
Other sales	-	-
Total Sales	-	-

COST OF SALES
Cost of shredders	-	-
Other direct costs	-	-
Total Cost of Sales	-	-

GROSS LOSS	-	-

EXPENSES
Salary and wages	163,640	163,157
Office	825	2,494
Rent	19,200	16,200
Telephone	4,395	4,268
Professional fees	37,500	27,887
Insurance	4,790	9,715
Taxes and licenses	3,832	6,468
Travel and entertainment	-	512
Advertising	-	950
Depreciation	-	-
Repairs and maintenance	69	318
Other	8,808	5,305
Total Expenses	243,049	237,274

OPERATING (LOSS)	(243,049)	(237,274)

OTHER INCOME (EXPENSES)
Interest expense	(187,984)	(162,186)
Loss on write-off of assets	-	(558)

Total Other Income (Expense)	(187,984)	(162,774)

NET LOSS	$(431,033)	$(400,018)

BASIC (LOSS) PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	23,570,331	22,899,098

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)
Net loss for the year ended June 30, 2008	-	-	(400,018)
Balance, June 30, 2008	22,899,098	$2,942,635	$(5,763,805)
Shares issued for cash	1,000,000	15,000	-
Shares issued for pay loans payable	23,271,611	349,074	-
Net loss for the period ended June 30, 2009	-	-	(431,033)

Balance, June 30, 2009	47,170,709	$3,306,709	$(6,194,838)

The accompanying notes are an integral part of these consolidated financial statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(431,033)	$(400,018)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities:
Depreciation	-	-
Adjustment for misclassified asset	-	558
Changes in current assets and liabilities:
Prepaid expenses	-	143
Accounts payable and accrued expenses	18,970	2,047
Accrued payroll	132,658	93,000
Accrued interest payable and accrued interest
payable - related party	147,158	137,301

Net Cash Used by Operating Activities	(132,247)	(166,969)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	5,538	-
Common stock issued for cash	15,000	-
Common stock issued for payment of notes payable-related party	349,074	-
Proceeds from notes payable-related party	96,771	176,681
Payment of notes payable-related party	(342,208)	(5,000)
Net Cash Provided by Financing Activities	124,175	171,681

NET (DECREASE) INCREASE IN CASH	(8,072)	4,712

NET CASH AT BEGINNING OF PERIOD	8,072	3,360

NET CASH AT END OF PERIOD	$-	$8,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$31,030	$25,089
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended June 30, 2009 and 2008, the Company has incurred a net loss of $431,033 and $400,018, respectively, and as of June 30, 2009, the Company’s accumulated deficit was $6,194,838. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations, and is in serious negotiations with a foreign company to acquire control of the company and provide needed financing and managerial changes. The company sells tire shredders and sold one machine in the prior fiscal year. The Company also imports new tires from China to be sold through Black Minority Distributors. The company has imported and sold two orders of new tires for a total of $305,400 in recent years.  A new scrap-tire processing machine owned by the company is being developed in China and the pilot model has yet to be completed. In the Business Description section of the 10K report the machine is described and discussed as the OTR Disintegrator machine to process large Off the Road Tires used in the mining, road construction and related industries. There are hundreds of millions of these large scrap tires stored worldwide at various

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

mining sites that can be recycled if the machine proves successful when completed and tested. Currently there are no machines available that are capable of processing these large tires. Current plans to utilize this machine have been made by the company to sell or lease the machines with a continuing royalty to be paid the company each year for a seven-year period. Representatives of the company have contacted the companies who have the stockpiled OTR scrap tires and have received much interest and indications that the companies would like to become involved when the machines are ready for operation.

d. Principles of Consolidation

The consolidated financial statements include the accounts of Garb Oil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recognized all of the losses of Utah Truck Tire in its statement of operations, with no offset to minority interest.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended June 30, 2009 and 2008, was $0 and $0, respectively.

The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

f. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured.

g. Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was $0 and $950 for the years ending June 30, 2009 and 2008, respectively.

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

i. Basic Income (Loss) Per Share

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

For the Years Ended
June 30,
2009	2008	__

Net income (loss) (numerator)	$(431,033)	$(400,018)

Weighted average shares outstanding

(denominator)	23,570,331	22,899,098

Basic income (loss) per share	$(0.02)	$(0.02)

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of June 30, 2009. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

•	Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

Utah Truck Tire, Inc. was formed May 20, 1994, and on May 24, 1994, the Company was issued 55% (55 shares) of the outstanding shares of Utah Truck Tire, Inc. in exchange for the Company’s experience, expertise and reputation in dealing with tire and rubber products. The remaining 45% (45 shares) was issued to a director of Utah Truck Tire, Inc. for a commitment to loan Utah Truck Tire, Inc. $150,000. Utah Truck Tire, Inc. is currently dormant, having no revenues and incurring minimal expenses during the years ended June 30, 2009 and 2008. Utah Truck Tire, Inc. was primarily in the business of selling retread diesel truck tires.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer’s change in title. As of June 30, 2009 and 2008, the current CEO was owed accrued salary of $840,000 and $792,000, respectively.

The company also executed an employment agreement with its President on January 9, 2006. As of June 30, 2009 and 2008, the President was owed

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 3 -	RELATED PARTY TRANSACTIONS (continued)

accrued salary of $135,000 and $90,000, respectively.

During the years ended June 30, 2009 and 2008, notes payable-related parties decreased $245,437 and increased $176,681, respectively. On June 10, 2009, 23,271,611 shares of common stock were issued at the then fair market value of $.015 per share in payment of related-party loans and accrued interest due to the company’s CEO, decreasing the balance of notes payable-related parties. The prior year increase was due to additional proceeds from notes payable.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2009 and 2008:

2009	2008

Accounts payable to a related party, due on

demand, no interest, unsecured	$180,000	$180,000

Accounts payable to a related party, due on

demand, variable interest, unsecured	-	255,437

Notes payable to a related party, due on demand,

plus interest at 18% per annum, unsecured	188,075	173,075

Note payable to a related party, due on demand,

plus interest at 8% per annum, unsecured	25,000	30,000

Note payable to a related party, due on demand,

plus interest at 5% per month, unsecured	12,363	12,363

405,438	650,875

Less: Current Portion	(405,438)	(650,875)

Long-Term Notes Payable to Related Parties	$-	$-

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended
June 30,	Amount

2010	$ 405,438
2011	-
2012	-
2013	-
2014 and thereafter	-

Total	$ 405,438

As of June 30, 2009 and 2008, accrued interest related to the related party notes payable was $103,205 and $59,666, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2009 and 2008 was $81,435 and $59,395, respectively.

NOTE 4 -	INCOME TAXES

Effective January 1, 2007 we adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 "(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 4 - INCOME TAXES (continued)

accordance with SFAS No. 109, “Accounting for Income Taxes .” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Utah jurisdictions. We are no longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of June 30, 2009 and 2008.

2009	2008

Deferred tax assets:

NOL carryover	$985,221	$887,107
Related parties	40,250	39,814
Accrued wages	395,717	343,980
Capital carryover	-	-

Deferred tax liabilities:

Depreciation	-	-

Valuation allowance	(1,421,188)	(1,270,901)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 4 -	INCOME TAXES (continued)

2009	2008

Book income	$(167,986)	$(156,007)

Meals and entertainment	-	100
Other	1,155	363

Valuation allowance	166,831	155,544

$-	$-

At June 30, 2009, the Company had net operating loss carryforwards of approximately $2,480,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the June 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 -	COMMITMENTS

The Company executed an employment agreement with its then President, currently its CEO, on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and is reviewed by the Board of Directors annually. The salary amount in the previously executed employment agreement did not change after the officer’s change in title. As of June 30, 2009 and 2008, the current CEO was owed accrued salary of $840,000 and $792,000, respectively.

The company also executed an employment agreement with its President on January 9, 2006. As of June 30, 2009 and 2008, the President was owed accrued salary of $135,000 and $90,000, respectively.

NOTE 6 -	OPERATING LEASES

The Company shares office space with Garbalizer Corporation of America and Commodities Trading Corporation under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $18,000 and $16,200 for the years ended June 30, 2009 and 2008, respectively.

NOTE 7 -	NOTES PAYABLE

During the years ended June 30, 2009 and 2008, notes payable decreased $0 and $5,000, respectively. The changes are due to payments of and proceeds from additional notes payable, as well as reclassifications of note payable balances.

Notes payable consisted of the following at June 30, 2009 and 2008:

2009	2008

Note payable, due on demand, plus interest

at 12% per annum, unsecured	$68,493	$68,493

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 7 -	NOTES PAYABLE (continued)

Note payable, due on demand, plus interest

at 12% per annum, unsecured	165,000	165,000

Notes payable, due on demand, plus interest

at 10% per annum, unsecured	20,000	20,000

Note payable, due on demand, plus interest

at 12%, unsecured	18,000	18,000

Note payable, due on demand, plus interest at

$500 per week, secured by sales contract and

officer guarantee	35,000	35,000

Note payable, due on demand, 12% interest,

one time loan fee of $33,000, unsecured	28,000	28,000

Note payable, due on demand, plus interest

at 18% per annum Oct. 7, 2005 through Jan. 6, 2006

then $500 per week through April 1, 2009, then

$5,000 per month, secured by company stock

owned by stockholder	129,327	129,327

Note payable, due January 6, 2007, one time loan fee

of one million shares, secured by all company assets

including future sales of cement and urea by a related

company	50,000	50,000

Note payable, due August 1, 2006, 12% interest,

one time loan fee of $2,500, secured by all company

assets	10,000	10,000

Note payable, due July 26, 2006, no interest,

one time loan fee of $500, unsecured	5,000	5,000

Note payable, due September 5, 2006, plus interest

at 5% per month, unsecured	2,250	2,250

Note payable, due September 5, 2006, plus one

time loan fee of 100,000 stock options and interest

at 5% per month, unsecured	2,750	2,750

533,820	533,820

Less: Current Portion	(533,820)	(533,820)

Long-Term Notes Payable	$-	$-

The aggregate principal maturities of notes payable are as follows:

Year Ended
June 30,	Amount

2010	$533,820
2011	-
2012	-
2013	-

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 7 - NOTES PAYABLE (Continued)

2014 and thereafter	-

Total	$533,820

As of June 30, 2009 and 2008, accrued interest related to notes payable was $747,329 and $649,989, respectively. Interest expense related to notes payable for the years ended June 30, 2009 and 2008 was $106,546 and $102,791, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 13, 2009, which is the date the financial statements were available to be issued. There are no material subsequent events to be reported.

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

In connection with the preparation of our financial statements for the year ended June 30, 2009, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

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

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

Name	Age	Position
John C. Brewer	86	CEO, CFO, Chairman of the Board of Directors
Matthew G. Shepard	34	President
Bill Vee Anderson	57	Vice-President and Director

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2009 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

10. EXECUTIVE COMPENSATION

There is shown below information concerning the compensation of the Company’s chief executive officer for the fiscal year ended June 30, 2009. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer’s salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)

John C. Brewer, CEO & CFO	2009	$48,000
	2008	48,000

No officer received any form of non-cash compensation from the Company in the fiscal year ended June 30, 2009 or currently receives any such compensation. The Company does provide medical insurance to Mr. Brewer.

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

The company also executed an employment agreement with its President on January 9, 2006. The agreement was for one year with an annual salary of $45,000. As of June 30, 2009 and 2008, the President was owed accrued salary of $135,000 and $90,000, respectively

All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans covering them.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of June 30, 2009, (i) each person known by the Company to own more than five percent (5%) of the Company’s outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address	Amount	Percent of Class
John C. Brewer	23,271,611	49.33%
1588 S. Main St. Salt Lake City, UT Garbalizer Corporation	9,788,291	20.75%
of America (Notes 1,3 & 4)
Newhouse Office Building, Suite 507
Salt Lake City, Utah

Bill Anderson
1588 S. Main St., Suite 200	306,000	0.65%
Salt Lake City, Utah

Commodities Trading Corporation
1588 S. Main St., Suite 200 (Note 1)	500,000	1.06%
Salt Lake City Utah

All directors and officers as a group
	33,865,902	71.79%

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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company executed an employment agreement with its CEO on May 1, 1986. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the CEO’s salary is $48,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2009 and 2008, the CEO was owed accrued salary of $840,000 and $792,000, respectively. The Company executed an employment agreement with its current President on January 9, 2006. The agreement is of a continuing nature and specifies no date of termination. Under the terms of the agreement, the President’s salary is $45,000 per year and is reviewed by the Board of Directors annually. As of June 30, 2009 and 2008, the President was owed accrued salary of $135,000 and $90,000, respectively.

During the years ended June 30, 2009 and 2008, notes payable - related parties decreased $245,437 and increased $176,681, respectively. The changes are due to issuance of 23,271,611 shares of common stock to John C. Brewer, CEO and director, in payment of accrued loans payable, and additional proceeds from notes payable. Some payments were made on notes payable and additional funds were borrowed during the years ended June 30, 2009 and 2008.

Accounts payable and notes payable to related parties consisted of the following at June 30, 2009:

Accounts payable to a related party, due on demand, no interest.
unsecured	$180,000

Note payable to a related party, due on demand, plus interest
at 18% per annum, unsecured	188,075

Note payable to a related party, due on demand, plus interest
at 8% annum, unsecured.	25,000

Note payable to a related party, due on demand, plus interest
at 5% per month, unsecured.	12,363

$405,438

As of June 30, 2009 and 2008, accrued interest related to the related party notes payable was $103,205 and $59,666, respectively. Interest expense related to the related party notes payable for the years ended June 30, 2009 and 2008 was $81,435 and $59,395, respectively.

13. EXHIBITS

a. The following financial statements and schedules are filed herewith.

Garb Oil & Power Corporation

Consolidated Balance Sheet - June 30, 2009.
Consolidated Statements of Operations - For the Years Ended June 30, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity (Deficit) - For the Years Ended June 30, 2009 and 2008.

Consolidated Statements of Cash Flows For the Years Ended June 30, 2009 and 2008.

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
		1350 as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Garb Oil by its principal accountants during the fiscal years ended June 30, 2009, and June 30, 2008:

Fee Category	2009	2008

Audit Fees	$16,900	$22,600
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total Fees	$16,900	$22,600

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

DATED this 12th Day of October, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

1. By its principal executive officer.

Date: October 12, 2009	By: /s/ John C. Brewer
John C. Brewer, Chief Executive Officer

2. And by its principal financial officer and principal accounting officer.

Date: October 12, 2009	By: /s/ John C. Brewer
John C. Brewer, Chief Financial Officer

3. And by a majority of its Board of Directors.

Date: October 12, 2009	By: /s/ John C. Brewer
John C. Brewer, Director
Date:	October 12, 2009	By: /s/ Matthew G. Shepard
Matthew G. Shepard, Director

Date: October 12, 2009	By: /s/ Bill Vee Anderson
Bill Vee Anderson, Director