Form 10-K/A
period 2009-06-30
GARB OIL & POWER CORP
filed 2009-10-26
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The Company received revenues of $0 in the fiscal year ended June 30, 2009 and at the end of the year its current liabilities exceeded its total assets by $2,888,129. The Company continues, as it has done in recent years, to actively pursue sales of its OTR Tire Disintegrator System, Garbalizer tire shredders and crumb rubber plants. These activities resulted in the sale and delivery of a shredder in June 2005. The Company has limited financial resources, and it may not be able to continue in business if it does not receive significant additional cash from operations or financing activities. The Company cannot give assurances that its plans to generate cash will be successful. The Company’s predecessor, Garb-Oil Corporation, was incorporated and commenced business on September 11, 1972, under the laws of the State of Utah. The Company changed its name to Garb Oil & Power Corporation in 1985.

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

Pyrolysis

The pyrolysis patents granted the Company have expired and the Company has decided at this time no further research would be warranted. The Company concluded that although the process worked the markets for such plants are financially unfeasible at this time.

Patents, Trademarks and Proprietary Data

The Company has received two United States patents on the OTR Tire Disintegrator System design. The patents expire in the years 2011, 2014 and 2018. One patent has been issued in Canada that expires in 2015. Additional patents are pending in the United States and Canada.

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

The Company derived a loss from operations before other income (expense) during the years ended June 30, 2009 and June 30, 2008 of $243,049 and $237,274, respectively. Total expenses for 2009 were $243,049 compared to $237,274 in 2008. Salaries, wages, commissions and consulting fees were $163,640 in 2009 compared to $163,157 in 2008. Rental expenses were $19,200 in 2009 and $16,200 in 2008. Total expenses increased primarily because of increases in Salaries and Wages. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

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

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 47,170,709 and 22,899,098
shares outstanding, respectively	3,306,709	2,942,635
Accumulated deficit	(6,194,838)	(5,763,805)

Total Stockholders' Equity (Deficit)	(2,888,129)	(2,821,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$300	$8,372

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2009	2008

SALES
Shredder sales	$-	$-
Other sales	-	-
Total Sales	-	-

COST OF SALES
Cost of shredders	-	-
Other direct costs	-	-
Total Cost of Sales	-	-

GROSS LOSS	-	-

EXPENSES
Salary and wages	163,640	163,157
Office	825	2,494
Rent	19,200	16,200
Telephone	4,395	4,268
Professional fees	37,500	27,887
Insurance	4,790	9,715
Taxes and licenses	3,832	6,468
Travel and entertainment	-	512
Advertising	-	950
Depreciation	-	-
Repairs and maintenance	69	318
Other	8,808	5,305
Total Expenses	243,049	237,274

OPERATING (LOSS)	(243,049)	(237,274)

OTHER INCOME (EXPENSES)
Interest expense	(187,984)	(162,186)
Loss on write-off of assets	-	(558)

Total Other Income (Expense)	(187,984)	(162,774)

NET LOSS	$(431,033)	$(400,018)

BASIC (LOSS) PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,845,488	22,899,098

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2007	22,899,098	$2,942,635	$(5,363,787)
Net loss for the year ended June 30, 2008	-	-	(400,018)
Balance, June 30, 2008	22,899,098	$2,942,635	$(5,763,805)
Shares issued for cash	1,000,000	15,000	-
Shares issued for pay loans payable	23,271,611	349,074	-
Net loss for the period ended June 30, 2009	-	-	(431,033)

Balance, June 30, 2009	47,170,709	$3,306,709	$(6,194,838)

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended
	June 30,
	2009	2008

Net income (loss) (numerator)	$(431,033)	$(400,018)

Weighted average shares outstanding
(denominator)	24,845,488	22,899,098

Basic income (loss) per share	$(0.02)	$(0.02)

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

Accounts payable and notes payable to related parties consisted of the following at June 30, 2009 and 2008:

	2009	2008

Accounts payable to a related party,
due on demand, no interest, unsecured	$180,000	$180,000

Accounts payable to a related party,
due on demand, variable interest, unsecured	-	255,437

Notes payable to a related party, due on
demand, plus interest at 18% per annum,
unsecured	188,075	173,075

Note payable to a related party, due on
demand, plus interest at 8% per annum,
unsecured	25,000	30,000

Note payable to a related party, due on
demand, plus interest at 5% per month,
unsecured	12,363	12,363

	405,438	650,875

Less: Current Portion	(405,438)	(650,875)

Long-Term Notes Payable to Related Parties	$-	$-

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended
June 30,	Amount

2010	$405,438
2011	-
2012	-
2013	-
2014 and thereafter	-
Total	$405,438

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

The Company shares office space with Garbalizer Corporation of America and Commodities Trading Corporation under a lease agreement on a month-to-month basis. The Company also leases facilities on a month-to-month basis. Rental expense relating to these operating leases was $19,200 and $16,200 for the years ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009 and 2008, accrued interest related to notes payable was $753,608 and $649,989, respectively. Interest expense related to notes payable for the years ended June 30, 2009 and 2008 was $103,619 and $102,791, respectively.

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

Name and Address	Amount	Percent of Class
John C. Brewer 1588 S. Main St Salt Lake City, UT	23,271,611	49.33%

Garbalizer Corporation of America (Notes 1,3 & 4) Newhouse Office Building, Suite 507 Salt Lake City, Utah	9,788,291	20.75%

Bill Anderson 1588 S. Main St., Suite 200 Salt Lake City, Utah	306,000	0.65%

Commodities Trading Corporation 1588 S. Main St., Suite 200 (Note 1) Salt Lake City Utah	500,000	1.06%

All directors and officers as a group	33,865,902	71.79%

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

DATED this 26th Day of October, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

1. By its principal executive officer.

Date: October 26, 2009	By: /s/ John C. Brewer
John C. Brewer, Chief Executive Officer

2. And by its principal financial officer and principal accounting officer.

Date: October 26, 2009	By: /s/ John C. Brewer
John C. Brewer, Chief Financial Officer

3. And by a majority of its Board of Directors.

Date: October 26, 2009	By: /s/ John C. Brewer
John C. Brewer, Director
Date: October 26, 2009	By: /s/ Matthew G. Shepard Matthew G. Shepard, Director

Date: October 26, 2009	By: /s/ Bill Vee Anderson
Bill Vee Anderson, Director