Form 10-Q
period 2009-09-30
GARB OIL & POWER CORP
filed 2009-11-23
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

November 19, 2009

77,509,000

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

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-
Deposit	300	300

Total Current Assets	300	300

PROPERTY AND EQUIPMENT

Office equipment	11,658	11,658
Building improvements	8,022	8,022
Less: accumulated depreciation	(19,680)	(19,680)

Total Property and Equipment	-	-

TOTAL ASSETS	$300	$300

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	September 30,	June 30,
	2009	2009
	(Unaudited)
CURRENT LIABILITIES

Bank overdraft	$5,257	$5,538
Accounts payable and accrued expenses	83,985	72,162
Notes payable	533,820	533,820
Notes payable - related parties	418,489	405,438
Accrued interest	786,093	753,608
Accrued interest - related parties	114,423	103,205
Wages payable	1,055,448	1,014,658

Total Current Liabilities	2,997,515	2,888,429

Total Liabilities	2,997,515	2,888,429

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 47,170,709 and 47,170,709 shares
outstanding, respectively	3,306,709	3,306,709
Accumulated deficit	(6,303,924)	(6,194,838)

Total Stockholders' Equity (Deficit)	(2,997,215)	(2,888,129)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$300	$300

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

SALES
Shredder sales	$-	$-
Other sales	-	-
Total Sales	-	-

COST OF SALES
Cost of shredders	-	-
Other direct costs	-	-
Total Cost of Sales	-	-

GROSS PROFIT (DEFICIT)	-	-

EXPENSES
Salary, wages and commissions	40,790	41,559
Office	177	239
Rent	4,500	4,500
Telephone	413	855
Professional fees	10,582	7,094
Insurance	-	4,948
Taxes and licenses	18	1,937
Depreciation	-	-
Repairs and maintenance	-	-
Other	848	665
Total Expenses	57,328	61,797

OPERATING (LOSS)	(57,328)	(61,797)

OTHER INCOME (EXPENSES)
Interest expense	(51,759)	(39,655)

Total Other Income (Expense)	(51,759)	(39,655)

NET (LOSS) BEFORE INCOME TAXES	(109,087)	(101,452)

INCOME TAXES	-	-

NET (LOSS)	$(109,087)	$(101,452)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	47,170,709	22,899,098

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit

Balance, June 30, 2009	47,170,709	$3,306,709	$(6,194,838)

Net loss for the period ended
September 30, 2009 (unaudited)	-	-	(109,087)

Balance, September 30, 2009
(unaudited)	47,170,709	$3,306,709	$(6,303,925)

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(109,087)	$(101,452)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	11,823	5,459
Accrued payroll	40,790	29,416
Accrued interest payable and accrued interest
payable - related party	43,703	34,528

Net Cash Used by Operating Activities	(12,771)	(32,049)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) of bank overdraft	(280)	224
Proceeds from notes payable - related party	13,051	23,753

Net Cash Provided by Financing Activities	12,771	23,977

NET DECREASE IN CASH	-	(8,072)

NET CASH AT BEGINNING OF PERIOD	-	8,072

NET CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$6,904	$4,830
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2009 and June 30, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Utah state jurisdiction. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. Effective January 1, 2007 we adopted FASB codification ASC 740 (for each FIN 48 reference), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 "(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We file income tax returns in the U.S. federal and state of Utah jurisdictions. We are no longer subject to tax examinations for years before 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor was any interest expense recognized during the period. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2009 and June 30, 2009

NOTE 3 -	INCOME TAXES (continued)

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2009 and June 30, 2009

NOTE 4 -	SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 23, 2009, which is the date the financial statements were issued.

Following the close of the current quarter, the Company has undergone major changes, both in its management and its business plan and operations. On October 27, 2009 the Company’s board of directors approved the acquisition of 100% of Resource Protection Systems GmbH (RPS), a corporation organized under the laws of Germany. This authorized acquisition is to be accomplished by issuing 27,829,291 of the Company’s common stock shares. The Company’s long-time Chairman of the Board and CEO resigned and was replaced in both capacities by the presiding officer of RPS. The Company’s board of directors was also expanded from three members to seven. Another 2,500,000 shares were authorized to be issued in payment of loans and accounts payable.

Item 2. Management’s Discussion and Analysis or Results of Operation.

A. Description of Business

Garb Oil & Power Corporation (the “Company”) is in the business developing and marketing processes which will recover crumb rubber or other recyclable rubber, oil by-products, commercially marketable char and steel from scrap tires, a system and process to recover, repair and market truck tires of all sizes, market new tires imported for sale through distributors and market processes which will utilize scrap tires and/or municipal waste to generate steam for the production of electricity. Following the close of the current quarter, the Company has undergone major changes, both in its management and its business plan and operations. On October 27, 2009 the Company’s board of directors approved the acquisition of 100% of Resource Protection Systems GmbH (RPS), a corporation organized under the laws of Germany. The Company issued 27,829,291 shares for the acquisition of RPS to John Rossi and Igor Plahula, the only two stockholder of RPS Mr. Rossi was also appointed to serve as the chariman of the board of directors and as CEO of the Company. RPS provides equipment and products to the waste processing, energy and recycling industries. It supplies the enabling technologies for waste processing and recycling, from the single machines to entire plants, specializing but not limited to, Waste rubber, Municipal waste, Domestic waste, Waste to Energy, Electronic scrap and all derivatives relating to these industries, including rubber power, fine rubber particles, alloys of rubber, TPE-V and rubber, Elastomers, Compounds and Technical rubber products from raw material, to processing, manufacturing and wholesaling available to both the recycling industry and/or original product manufacturers and producers. The Company’s long-time Chairman of the Board and CEO also resigned at this time, and was replaced in both capacities by the presiding officer of RPS. The Company’s board of directors was also expanded from three members to seven. With these changes the Company expects to be able to move forward with its past plans and significantly expand its plans for the future. During 1999, the Company acquired certain assets from its sister corporation Garbalizer Machinery Corporation, including the rights to manufacture and sell Garbalizer tire shredders. The Company has designed a system that in its opinion is capable of recovering rubber from used large, off-the-road (OTR) tires. The Company has the rights to act as the non-United States agent for a third party’s unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad. The Company is in the development stage.

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

B. Results of operation

Operating expenses for the Company have been paid from short-term unsecured notes from shareholders. At September 30, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,997,516. The working capital deficit at June 30, 2009 was $2,888,729. The decrease in working capital was caused by the continued accrual of salary and accounts payable for expenses, which the Company was unable to pay in cash and additional short-term unsecured notes.

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

The Company received no revenue from the sales of shredders or spare parts during the three months ended September 30, 2009.

The Company derived a loss from operations before other income (expense) and extraordinary items during the quarters ended September 30, 2009 and 2008 of $57,328 and $61,797, respectively. Salaries and wages were $40,790 for 2009 compared to $41,559 for 2008. Rental expenses were $4,500 in 2009 and 2008. Except for salaries and wages, insurance and professional fees, total expenses have remained fairly constant. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly. Net loss for the quarter ended September 30, 2009 and 2008 was $109,087 and $101,452, respectively. On a per share basis, the net loss for the current fiscal quarter was $(0.00) compared to $(0.00) in 2008.

Operating losses may be expected to continue until such time as the Company receives sufficient revenues from the sale of shredders, crumb rubber plants, the lease or license of the OTR Tire Disintegrator System, or other operations. There is no assurance that the Company will ever be profitable, however the recent changes described in section A of this report will significantly increase the possibilities. The ongoing losses have created substantial pressure on the Company’s liquidity. The Company has had to engage in less favorable borrowing arrangements with higher interest and borrowing costs, to meet its cash flow requirements.

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

During the three months ended September 30, 2009, the Company had no decrease in its cash balances compared with a decrease of $8,072 during the three months ended September 30, 2008. The only sources of cash were from additional loans from financing activities in 2009 and 2008.

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

In 2001 the Company adopted a marketing strategy which resulted in distribution agreements with several companies located in the United States and internationally. However, due to inactivity and non-performance, as of September 30, 2009 the Company has terminated all of its contractual relationships with National Recycling Corporation, Minority Tire Reclamation, Inc., Micron SA of Odessa, Ukraine, Representaciones Internacionales of Guadalajara, Mexico, and The Princeton Group.

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

Employees

The Company’s CEO as of September 30, 2009, John C. Brewer, President, Matthew G. Shepard and Chief Engineer and Vice President, Bill V. Anderson, each devote 40 hours or more per week to the Company’s business, as well as one additional engineer. Subsequent to September 30, 2009, in conjunction with the acquisition of 100% of Resource Protection Systems GmbH (RPS), a corporation organized under the laws of Germany, John Rossi, one of the only two previous stockholders of RPS, was appointed to serve as the chairman of the board of directors and as CEO of the Company. He also is working 40 or more hours per week. All additional work is performed on a sub-contract basis. UTTI currently has no employees and has no plans to hire employees in the foreseeable future.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of power plants, crumb rubber and OTR plants. The Company does not anticipate problems in finding suitable additional personnel.

In conjunction with the issuance of stock for the acquisition of RPS the company granted to both John Rossi and Igor Plahula the option to purchase 50,000,000 shares of common stock of the Company at a price to be determined by one tenth of the average closing ask prices during a consecutive ten trading days. The term of the options is five years; the options will expire November 1, 2014.

The Company believes its relationship with its employees to be good.

The Company is not a party to any collective bargaining agreement.

Research and Development

During the three months ended September 30, 2009 and 2008, the Company had not expended any funds on research and development activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, require management to carry out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 in accordance with a recognized framework. Based on that evaluation, management has concluded that there are material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has been significant change in our internal control over financial reporting that occurred during the period covered by our report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the prior fiscal year, a consulting firm was engaged to assist management in improving internal control over financial reporting. Implementation of various systems and procedures will significantly improve our internal control. Examples of such systems and procedures include: Period End Closing Checklists describing improved financial information review procedures, checklists for improved review of application of Generally Accepted Accounting Principles and SEC reporting principles, and use of Risk and Control matrix to more formally evaluate and document evaluation of internal control. However as of the filing of the September 30, 2009 10-Q these changes have not been fully implemented.

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

GARB OIL & POWER CORPORATION

Date: November 23, 2009	By: /s/ John Rossi
John Rossi, CEO and Principal Executive,
Financial and Accounting Officer