Form 10-K
period 2009-12-31
GARB OIL & POWER CORP
filed 2010-04-23
CIK 798371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[  ]  ANNUAL REPORT PERSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[X]  TRANSITION REPORT PERSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2009 to December 31, 2009.

Commission File No. 0-14859

GARB OIL & POWER CORPORATION
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
Common stock (No par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009 was approximately $3,170,000 and as of June 30, 2009 was approximately $471,707.

The number of shares outstanding of the Registrant’s common stock, no par value, as of April 13, 2010 was 79,300,000

i

Table of Contents

Item		Page
	Part I
1	Description of Business	1
1A	Risk Factors	5
1B	Unresolved Staff Comments	8
2	Properties	8
3	Legal Proceedings	8
4	[Removed and Reserved]	8
5	Market for Registrant’s Common Equity, Related Shareholder Matters
	and Issuer Purchases of Equity Securities	9
6	Selected Financial Data	10
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
7A	Quantitative and Qualitative Disclosures about Market Risk	15
8	Financial Statements and Supplementary Data	15

	Part II
	Consolidated Financial Statements	F-1
	Table of Contents	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-6
	Consolidated Statements of Stockholders’ Equity (Deficit)	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to the Consolidated Financial Statements	F-9
9	Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure	16
9A	Controls and Procedures	16
9B	Other Information	17

	Part III
10	Directors, Executive Officers and Corporate Governance	18
11	Executive Compensation	20
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
13	Certain Relationships and Related Transactions, and Director Independence	22
14	Principal Accountant Fees and Services	24
15	Exhibits, Financial Statement Schedules	24
	Signatures	26

ii

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Part I, Item 1A “Risk Factors” of this Annual Report and elsewhere within this report.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not and assume no obligation to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or the SEC.

In this Annual Report, references to “Garb,” the “Company,” “we,” “us,” “our” (and words of similar import) refer to Garb Oil & Power Corporation, a Utah corporation, and such references also include our wholly-owned subsidiary, Resource Protection Systems GmbH, our subsidiaries Newview S.L. and eWaste USA, Inc. and any other subsidiary of the Company, unless specific reference is made to a particular company or a subsidiary of a company.

1.  DESCRIPTION OF BUSINESS

General

Garb Oil & Power Corporation (“Garb”) is a fast-growing provider of high-quality equipment to the waste processing and recycling industries.  Garb supplies enabling technologies that allow its clients to push their waste processing and recycling goals forward. Whether the need is for single machines or an entire plant, Garb provides fresh, profitable ideas and comprehensive value-added providing for a high rate of return on investment.

Garb is a corporation incorporated in the State of Utah in 1972 under the name Autumn Day, Inc.  The Company changed its name in 1978 to Energy Corporation International and again in 1981 to Garb-Oil Corporation of America, which marked the start of company’s development stage in the energy and recycling industries. The Company’s development stage activities consisted of raising capital, purchasing property and developing technology related to waste-to-energy electricity production, pyrolysis (extraction of oil, carbon, and steel from used tires), recovery of used rubber from large off-the-road tires and repair and sale of used truck tires.  In 1985 the Company changed its name to Garb Oil & Power Corporation.  Garb exited its development stage June 30, 2004.

Recent Acquisitions

Resource Protection Systems GmbH

On October 19, 2009, we entered into a Stock Purchase Agreement (the “RPS Agreement”) to purchase all of the outstanding shares of Resource Protection Systems GmbH (“RPS”), a green-technologies company based in Germany specializing in waste processing and recycling (the “RPS Acquisition”).  We closed the RPS Acquisition on October 27, 2009.  As consideration, the Company paid the shareholders of RPS an aggregate of 27,829,291 shares of the Company’s common stock and options to purchase 100,000,000 shares of the Company’s common stock with a term of five years and an exercise price equal to one-tenth of the closing ask price for ten trading days prior to the exercise of the option.  The RPS Acquisition is considered to be capital transactions in substance, rather than a business combination. That is, the RPS Acquisition is equivalent to the acquisition by RPS of Garb.  Accordingly, the RPS Acquisition was accounted for as a change in capital structure, identical to that of a reverse acquisition. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies” and “Note 1 – Organization and Summary of Significant Accounting Principles” to our consolidated financial statements.

RPS is a corporation organized under the laws of Germany engaged in the business of recycling and salvage. RPS is the holder of waste processing and recycling technology, know-how and client base that we believe are important to the future success of our business, including processes and procedures to manufacture rubber talc, a fine powder and is used in various products.  We purchased RPS to acquire these assets.  The RPS Acquisition effected the transfer of this technology, know-how and client base from RPS to Garb.  Garb believes its technology portfolio now contains a leading line-up of equipment in the waste processing and recycling industries.

Newview S.L.

On January 15, 2010, RPS acquired 80% of the outstanding equity of Newview S.L., a company organized under the laws of Spain (“Newview”) from Igor Plahuta (the “Newview Acquisition”).  In January 2009, Mr. Plahuta sold 20% of the outstanding equity of Newview to Artech Recyclingtechnik GmbH (“Artech”).  This transfer to Artech is in the process of being unwound and the 20% ownership previously transferred to Artech will be returned to Mr. Plahuta and immediately transferred to Garb.  We anticipate receiving the remaining 20% by year-end 2010.  The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($820,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($410,000), cash up to €150,000 ($205,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain (“SPR”) when RPS consummates such sale and receives payment therefor, and cash up to €150,000 ($205,000) from profits of RPS based on a percent of gross sales of RPS during a certain period.  Mr. Plahuta currently is the Managing Director of Newview.

We purchased Newview to acquire certain patents and other technology we believe help complete our e-waste processing business and processes.  Newview has no material operations.  RPS has been involved in the recycling industry and specifically in the rubber and e-waste industry for over 6 years, providing solutions, technology, machines and consultancy to a variety of customers in Europe, Middle East, Africa and Russia.  This technology has now become integrated into Garb’s sales network in North, Central and South America, complementing the established RPS network in Europe, the Middle East, Africa and Russia. Garb plans to further expand its sales network in Asia Pacific in the near future.

On October 19, 2009 we entered an Addendum No. 1 to the RPS Agreement, pursuant to which, among other things, Garb consented to the Newview Acquisition.

We anticipate the technology acquired in the RPS Acquisition and the Newview Acquisition will become the base for building Garb’s own plants over the next 10 years.

Recent Developments

On March 24, 2010, the Company, along with SRI, Steel Valley Design Inc., LMW Holding Company Inc., Odyssey Environmental LLC, Robert D. Carcelli, Inc., Liberian Holding Corporation, Inc., and Three C’s Distributing, Inc. formed eWaste USA, Inc., a Delaware corporation, (“eWaste”) with the intent of building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States totaling $135,000,000.  Garb owns 51% of eWaste and John Rossi is the Chairman and Chief Executive Officer of eWaste.

On March 18, 2010, the Company received and accepted purchase orders to design, install and sell its first e-waste recycling plant to Soil Remediation Inc. (“SRI”) of Lowellville, Ohio for $13,492,000 (the “SRI Plant”). Building of the plant is expected to start by September 20, 2010, with commissioning planned by December 15, 2010.  Proceeds from the sale of the SRI Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the SRI Plant is subject to the buyer’s timely payment of milestone payments.

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell another e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stella Maris Plant is subject to the buyer’s timely payment of milestone payments.

Garb Plants and Products

Garb’s family of products includes a wide range of innovative and proven products, systems and peripherals—all designed to be built with precision and to the finest quality. Garb is committed to long-term solutions and this commitment is reflected in every product produced and every service provided. Engineering quality, longevity, strength, reliability, quick return on investment and low cost of ownership is built into every single machine, processing line and complete plant that Garb designs, produces and installs.

Garb and its subsidiaries are striving to be international leaders in their fields and to be recognized as a partner of choice for major waste processing companies worldwide. Garb and its subsidiaries have more than 15 years experience in designing, operating, erecting and commissioning recycle plants, with several large recycling plants delivered in many countries. From scrap metal to e-scrap to tires, there is nothing that Garb’s 60-330KW (440hp) machines cannot shred. All of Garb’s products are designed for high throughput rates, operating with high torque, solid construction and sophisticated protection systems that protect against damage from unwanted materials. Above all, Garb machines are designed for optimal uptime and performance.

Through Garb’s European subsidiaries, RPS and Newview, we believe Garb has acquired the necessary technology to make Garb the leading company in the world for the attainment of the ClosedCycle™ principal; which is: “Taking a product at the end of its life cycle, disintegrate it in its various components and reutilize each of the components to create another new or similar product, leaving no waste.”  Garb believes that in order to satisfy the high demands placed on world resources it is necessary to continue to invest in research and development, primarily concentrating on transforming waste products into reusable raw materials. Garb’s machine and factory engineering expertise in refining and product finishing allows it to develop into new market areas and provide high value-added products in Fine Rubber Powder, Thermoplastics Elastomers, E-waste derivable products, gas, electricity, retreads, new tires, car recycling and precious metals.

Our Industry

The industry in which Garb is operating is still in its maturing stages. Technological developments, the economic climate and the growing global awareness of waste as a possible raw material resource, are beginning to change the recycling industry, placing demands on the industry for new products and for new solutions that apply the ClosedCycle principal. It is Garb’s belief that with the increasing maturation of the industry Garb’s role will grow. With its knowledge of solutions, its comprehensive product portfolio, its experience and, above all, with people who understand the industry, Garb will translate its clients’ needs and its own requirements into profitable solutions that will provide the Company with a competitive advantage in the market.

Our Markets

Waste-to-Energy: Waste-to-energy is considered a renewable resource because its fuel source, garbage, is sustainable and non-depletable. According to the U.S. Environmental Protection Agency, waste-to-energy is a “clean, reliable, renewable source of energy.” In addition, fifteen U.S. states all recognize waste-to-energy power as renewable.

Americans generated about 250 million tons of trash suitable for the production of waste-to-energy. A single Garb waste-to-energy plant will consume more than 900 tons of trash each day helping to solve this ever-growing waste problem while generating much-needed clean energy.

Municipal waste consists of products that are combusted directly to produce heat and/or power and comprises waste produced by the residential, commercial and public services sectors that are collected by local authorities for disposal in a central location.

The technology and processes in a Garb waste-to-energy plant turns garbage into energy using materials that range in size from the size of a pea to the size of a tree limb. The fuel can be wet or dry, and it varies greatly in energy content.

E-Waste: There are wide variations in the energy used to recover metals from the earth’s crust. For example, copper and other precious metals ranks near the middle for energy required for extraction; this is higher than iron, zinc or lead, but is at considerable advantage to aluminum, titanium and magnesium, which require much larger quantities of energy to break down the ore into metallic form.

For all metals, the recycling of scrap is considerably more energy and cost efficient than extraction from ores, and these precious metals have a high recycling rate—higher than other ores like iron, zinc or lead. E-waste is the material of choice when recovering high-value precious metals from consumer goods.

Copper, gold and palladium’s recycle value is so great that premium-grade scrap normally has at least 95% of the value of primary metal from newly mined ore. The inescapable conclusion is that precious metals will continue their life of usefulness many times over into the future through our new generation recycling and processing technology.

According to the U.S. Environmental Protection Agency, Americans generate 3.5 million tons of e-waste a year and currently only 15% of which is recycled. Considering the high value of the many resources derived from e-waste refinement and recycling, this market has just begun to be tapped.

Rubber Waste: Over 11,000,000 million tons of old rubber, of which 6,000,000 tons are old rubber tires, have been accumulating in America every year. Producing one pound of recycled rubber versus one pound of new rubber requires only 29% of the energy. Rubber cannot be re-melted and so other methods are necessary to reduce or use the mountains of old tires that have accumulated over the years.

The technology necessary to reduce and crumb tires is well developed. Large quantities of rubber granulate and powders are currently available on the American and European markets.

Up to now, only inadequate use has been made to exploit the specific characteristics of the recycled rubber powder when making rubber products. The Garb technology and patented knowhow has developed a new material, called NanoRubber™. This super fine powder can be blended with natural rubber and used in many industries including retreading or tires.

We at Garb have a clear distinction between Crumb Production and Powder Production, which gives us two opportunities. Firstly to install pure powder lines behind existing high quality crumb production lines, secondly this provides a high demand for technical rubber in the technical rubber industry. For example, the waste from seal production is between 10%-15% on average, this means that the 10%-15% of raw rubber that is wasted can be directly transformed to powder and returned to the master batch supplier to be compounded.

Patents, Trademarks and Proprietary Data

The Company has received one United States patent on the OTR Tire Disintegrator System design (patent number 6,015,105). The patent expires in 2018. One patent has been issued to Garb in Canada that expires in 2015. Additional patents are pending in the United States and Canada.

The Company does not hold patents on the plant and process to be used in connection with its proposed electricity, co-generation plants or nuclear remediation.

In addition to the above patents, the Company has the following patents, which relate to Tar Sand development:

Hydropulper & Classifier for Tar Sand Application	Patent No. 3,814,336
Improvement Patents for Tar Sands	Patent No. 4,361,476

Process

The Company plans to exploit these patents if and when the board of directors of the Company (the “Board”) determines that the financing and timing is appropriate. It is not expected that such exploitation will occur in the foreseeable future and accordingly the patents have not been considered important to the Company’s immediate future.

Employees

The Company’s President and CEO, John Rossi, its Executive Vice President, Matthew G. Shepard, Chief Technical Officer, Igor Plahuta, and Chief Operations Officer, Alan Fleming each devote 40 hours, or more, per week to the Company’s business, as well as one additional engineer. All additional work is performed on a sub-contract basis.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of waste-to-energy plants, waste-rubber plants or e-scrap plants. The Company does not anticipate problems in finding suitable additional personnel.

The Company believes its relationship with its employees to be good.

The Company is not a party to any collective bargaining agreement.

Research and Development

During the years ended December 31, 2009 and 2008, the Company has not expended any funds on research and development activities. Garb plans to grow its R&D budget to 8% of its revenue by 2015.

Environmental Regulation

Neither the Company nor its subsidiaries believe that any of its activities result in harmful discharge of pollutants in the air, water or soil.

Any power plants built by the Company in the future utilizing tires as fuel will be required to comply with state and federal regulations regarding the discharge of pollutants into the atmosphere. The Company believes that the plants can comply with such regulations without material impact on the Company.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required pursuant to Sections 13(a) and 15(d) of the Exchange Act.

We make available free of charge through our investor relations Web site, www.ir-site.com/garb/sec.asp, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Garb Oil & Power Corporation, 1588 South Main Street, Suite 200, Salt Lake City, Utah 84115, phone: 801-931-5578, e-mail: info@garbmail.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

1A.  RISK FACTORS.

History of net losses.

We have a history of incurring losses. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

Current economic downturn.

The current economic downturn and uncertainty in the financial markets in the United States and internationally may adversely affect our business and our financial results. If economies in the United States and internationally remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales. As a result, we cannot predict what impact the current economic downturn and uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business and our financial results in the current quarter and future periods.

Reliance on our key employees.

Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to attract and retain and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. Our employees work for us on an at-will basis, however, the laws of some of the international jurisdictions where we may have employees in the future may require us to make statutory severance payments in the event of termination of employment. We plan to hire additional personnel in all areas of our business, both domestically and internationally. We may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.

Changes in financial accounting standards.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Conflicts of interest between our management and the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between the Company’s management’s personal pecuniary interest and their fiduciary duty to our stockholders.

Limited internal controls.

We currently have five directors and four of these directors are also officers of the company, so we rely on computer and manual systems without independent officers and employees to implement full, formal, internal control systems. Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity. This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

Inadequate disclosure controls and procedures.

The Company does not have adequate personnel to review of day-to-day financial transactions, review of financial statement disclosures, or record, process, summarize and report within the time periods specified in SEC rules and forms for the period covered by this Report on Form 10-K. To remediate the control deficiencies, one of several specific additional steps is that the Company plan to undertake to employ a fulltime CFO to implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC and implement internal processes and controls for all day-to-day financial transactions.  Our efforts to comply with disclosure controls and procedures are likely to continue to result in increased expenses and the commitment of significant financial and personnel resources.  We can give no assurance that in the future such efforts will be successful.

Need for additional capital.

We will need additional funds to cover expenditures in the completion, publications and marketing of our products. We will fund any additional amounts required for such expenditures through additional debt or equity financing, which may dilute the economic interest of existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our Board can approve the sale of additional equity securities from our authorized share capital without stockholder consent.

Inability to obtain additional financing.

There can be no assurance that any proceeds we receive from additional debt or equity financing will satisfy our capital needs. There is no assurance that additional financing will be available when needed on terms favorable to us or at all. The unavailability of adequate financing on acceptable terms could have a material adverse effect on our financial condition and on our continued operation.

Control of Company by officers and directors.

As of December 31, 2009, John Rossi, Igor Plahuta, Bill Anderson and Matthew Shepard and John Brewer collectively owned 80.37% of all issued and outstanding common shares of the Company.  Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions, even if other shareholders oppose them. Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. Such actions could delay or prevent a change in our control. See “Security Ownership of Certain Beneficial Owners and Management.”

Importance of predicting market preferences and accurately target buyers.

The waste-to-energy, e-waste recycling and rubber-waste recycling industries have only, until recently, been minor industries in the United States.  Over the past year there has been a steady increase in interest in these technologies and Federal and local governments have also given greater emphasis on these technologies.  Because of this, there are several major companies currently positioning themselves to capture market share in these emerging industries.  Although we believe Garb’s technologies are among the best in these industries, if we fail to predict market preferences, accurately target buyers, and properly market our technologies then sales will suffer.  Furthermore, the successful development of new technologies and products will require us to anticipate the needs and preferences of the market and forecast market trends accurately. Consumer preferences tend to follow technological advances, which advances may also come from competitors. The development of products and application for these products requires high levels of innovation and a great understanding of industry and governmental standards and engineering practices.  This process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our existing character base successfully. We cannot assure you that future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Infringement of third party intellectual property rights.

In the course of our business, we may periodically receive claims of infringement or otherwise become aware of potentially relevant copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we will evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary copyrights or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our potential distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. And, we may incur costs in revising certain products so as to not infringe on others rights. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. We do not have insurance to cover any such claim of this type and may not have sufficient resources to defend an infringement action.

Affect of officer and director indemnification.

The officers and directors of the Company are entitled to certain indemnification protections under Utah law.  If our directors or officers become exposed to liabilities triggering those indemnification obligations, we could be exposed to unreimbursable costs, including legal fees. Extended or protracted litigation subject to indemnification could have a material adverse effect on our cash flow.

Volatile stock price.

The market price of our common stock will likely fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include, but are not limited to, variations in our quarterly operating results; changes in financial estimates of our revenues and operating results by securities analysts; changes in market valuations; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of our common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; commencement of or involvement in litigation.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 152,200,001 shares of preferred stock with rights, preferences and privileges senior in many respects to the Company’s common stock. Our Board is empowered, without stockholder approval, to issue preferred stock with liquidation, conversion, voting, anti-dilution or other rights which could adversely affect the voting power, economic interests or other rights of the holders of the common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Audit compliance costs.

An immediate and specific risk relates to the our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act the failure of which could lead to loss of investor confidence in our reported financial information. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. In order to achieve compliance with Section 404 of the Act, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

1B. UNRESOLVED STAFF COMMENT

Not Applicable.

2. PROPERTIES

The Company’s executive offices are located at 1588 South Main Street, Salt Lake City, Utah 84115 under a month-to-month lease. The offices consist of approximately 2,400 square feet.

3 .. LEGAL PROCEEDINGS

Not Applicable.

4. (REMOVED AND RESERVED)

Not Applicable.

PART II

5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol GARB. On September 29, 2009 there were approximately 641 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners.

During the years ended December 31, 2009 (transitional), June 30, 2009 and June 30, 2008, the stock was only sporadically traded but volume rose slightly the last two quarters of the calendar year with 276,520 shares traded in the third quarter and 3,550,143 shares traded in the fourth quarter. The following table sets forth the range of high and low representative bid quotations for the periods indicated.

(Fiscal Year)	High	Low
(Period)
2008
1st Quarter	$.04	$.02
2nd Quarter	.03	.02
3rd Quarter	.03	.02
4th Quarter	.04	.02
2009
1st Quarter	.03	.01
2nd Quarter	.02	.00
3rd Quarter	.05	.00
4th Quarter	.01	.01
2009 Transition (Calendar Year)
3rd Quarter	.01	.01
4th Quarter	.05	.01

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

Compensation Plans

The Company has no equity compensation plans under which equity securities of the Company are authorized for issuance.

Sales of Unregistered Securities

The table below sets forth all issuances of unregistered securities during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, including the name of the purchaser, the number of shares, price per share, class and series of security sold, form of consideration paid and date of the issuance.  No shares of unregistered securities were sold in fiscal year ended December 31, 2007.

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
John C. Brewer	23,046,611	@ $.0150	Satisfaction of indebtedness	7/8/2009	Common
RMT Trust	225,000	@ $.0044	Cash	7/8/2009	Common
Wright Enterprises	1,000,000	@ $.0037	Cash	10/17/2009	Common
Joseph Wright	1,000,000	@ $.0035	Cash	10/17/2009	Common
John Rossi	13,914,645.5	@ $.0247	Shares of RPS pursuant to the RPS Acquisition	11/4/2009	Common
Igor Plahuta	13,914,645.5	@ $.0200	Shares of RPS pursuant to the RPS Acquisition	11/4/2009	Common
Wallace Boyack	500,000	@ $.0100	Satisfaction of indebtedness	11/4/2009	Common
John Rossi	1,750,000	@ $.0096	Cash	12/7/2009	Common
Wright Enterprises	1,000,000	@ $.0150	Cash	10/30/2008	Common

No underwriters were used in the sale of any unregistered shares of the Company in the past three years ending December 31, 2009.  All unregistered shares of the Company sold in the past three years ending December 31, 2009 were issued to accredited investors in reliance to the private placement exemption from registration under Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

6. SELECTED FINANCIAL DATA

Not Applicable.

7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part II. Item 8 of this Annual Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Part I. Item 1A “Risk Factors” and elsewhere in this Annual Report. Unless otherwise indicated, all references to a year reflect our fiscal year that ended on December 31, 2009.

Management of the Company is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders. At December 31, 2009 the Company had a deficit in working capital (current liabilities in excess of current assets) of $5,363,689. The working capital deficit at December 31, 2008 was $154,774. The decrease in working capital was caused by the continued accrual of salary, interest and other accounts payable for expenses, which the Company was unable to pay in cash, and the RPS Acquisition.

Other than its short-term office leases and loans payable to affiliates and non-related parties, the Company and its subsidiaries are not subject to any material commitments or capital expenditures.

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

During the years ending December 31, 2009 and 2008, the Company received revenue from sales of $45,330 and $305,826, respectively.

The Company derived a loss from operations before other income (expense) during the years ended December 31, 2009 and 2008 of $503,840 and $197,914, respectively. Total expenses for 2009 were $549,170 compared to $346,015 in 2008. Salaries, wages, commissions and consulting fees were $423,542 in 2009 compared to $177,096 in 2008. Rental expenses were $4,500 in 2009 and $0 in 2008. Total expenses increased primarily because of increases in salaries and wages. If more of the Company’s plans for revenue producing activities come to fruition, expenses will rise accordingly.

Inflation and changing prices have not had a material impact on the Company net sales, revenues or on income from continuing operations.

Liquidity and Capital Resources

As of December 31, 2009, we had $0 in cash and total liabilities of $5,990,707.  Additionally, our current liabilities exceeded our current assets by over $5,000,000, we have incurred substantial losses in this and prior fiscal years, and we have recorded negative cash flows from operations in this and prior fiscal years.  Net loss for the year ended December 31, 2009 was $613,568 compared to a net loss of $175,377 in 2008. On a per share basis, the net loss for the year ended December 31, 2009 was $0.02 compared to net loss of $0.01 in 2008.  Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, plants, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity and our management cannot provide any assurance that the Company’s current finances will enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We are actively seeking additional sources of financing to fund our operations for the foreseeable future.

On January 28, 2010, the Company issued 50,000 shares of the Company’s common stock to LeRoy Jackson for aggregate gross proceeds of $5,000 in an unregistered sale of securities.

On March 11, 2010, the Company entered into a Securities Purchase Agreement pursuant to which, among other things, the Company borrowed $50,000 by issuing an unregistered convertible debenture note to Asher Enterprises, Inc. (the “Asher Note”).  The Asher Note is due September 11, 2010, carries an interest rate of 8% per annum and is convertible into shares of common stock during the loan period at a “Variable Conversion Price.”

On March 18, 2010, the Company received and accepted purchase orders to design, install and sell the SRI Plant for $13,492,000. Building of the plant is expected to start by September 20, 2010, with commissioning planned by December 15, 2010.  Proceeds from the sale of the SRI Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the SRI Plant is subject to the buyer’s timely payment of milestone payments.

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell the La Stelle Maris Plant for $13,492,000. Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stelle Maris Plant is subject to the buyer’s timely payment of milestone payments.

During the year ended December 31, 2009, the Company had no change in cash. The primary sources of cash were from additional loans from financing activities.

For the fiscal year ended December 31, 2009, the Company’s Net Cash Provided (Used) in Operating Activities was $(114,388) compared to $105,935 for the comparable period in 2008.  The decrease in Net Cash Used in Operating Activities between the two periods resulted from an increase in net losses, a decrease in intercompany accounts receivables and an increase in accounts payable and accrued expenses.

For the fiscal year ended December 31, 2009, the Company’s Net Cash Provided by Investing Activities was $21,470 compared to $0 for the comparable period in 2008.  The increase in Net Cash Used in Investing Activities between the two periods resulted from an increase in proceeds from sale of property and equipment.

For the fiscal year ended December 31, 2009, Net Cash Provided (Used) by Financing Activities was $92,918 for the year ended December 31, 2009 compared to $(147,765) for the comparable period in 2008.  The increase in Net Cash Provided (Used) by Financing Activities was due to a decrease in proceeds from notes payable - related party, an increase in payments on notes payable - related party, and an increase in proceeds from issuance of stock.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Organization. The consolidated financial statements for the year ended December 31, 2009 include our accounts and those of our wholly-owned subsidiary, RPS which was acquired on October 27, 2009 in an exchange of stock, and another wholly-owned subsidiary, Rialto Power Corporation (which was dissolved by the State of California), and its 55% owned subsidiary, Utah Truck Tire, Inc. (also dissolved), which are collectively referred to as the Company.  We acquired all of the issued and outstanding shares of common stock of RPS, a company engaged in the business of recycling and salvage. We purchased the shares from John Rossi and Igor Plahuta. Each owned 12,500 shares of common stock of RPS and the 25,000 shares constituted all of RPS's issued and outstanding shares. There are no relationships other than those related to the transaction between Mr. Rossi and Mr. Plahuta and the Company or any of its affiliates, directors, and officers. To acquire the 25,000 shares the Company issued a total of 27,829,291 shares of its common stock, and granted common stock options to acquire 100,000,000 shares of common stock for a term of five years at a price(s) to be determined based on one-tenth of the closing ask price for ten trading days prior to the exercise of the option. The terms resulted from negotiations between the Company and Mr. Rossi and Mr. Plahuta.

Subsequent to the RPS Acquisition, RPS became a wholly owned subsidiary of Garb.  Under generally accepted accounting principles, the acquisition by Garb of RPS is considered to be capital transactions in substance, rather than a business combination. That is, the Acquisition is equivalent to the acquisition by RPS of Garb. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Garb, as the legal acquirer, are those of the accounting acquirer, RPS.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 27,829,291 shares of common stock issued to the former RPS stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

The company has recorded the granting of the 100,000,000 stock options as the $3,150,000 liability on the balance sheet labeled common stock options payable, because the options do not become effective or exercisable until the authorized capital of the Company is increased to not less than 220,000,000 shares of common stock.

Prior to the Acquisition our fiscal year end was June 30th, but our fiscal year end has subsequently been changed to December 31st.

Basis of Presentation - Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  As shown in the consolidated financial statements, during the years ended December 31, 2009 and 2008, the Company has incurred a net loss of $613,568 and $175,377, respectively, and as of December 31, 2009, the Company’s accumulated deficit was $840,172.  These factors, among others, raise substantial doubt that the Company can continue as a going concern for a reasonable period of time.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers of Garb shredders and plants, in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-generation machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased. There is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures.  There are no guarantees that such negotiations will be successful.

Principles of Consolidation. The consolidated financial statements include the accounts of Garb and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured. In the past the Company has engaged in consulting activities but currently has no consulting contracts, revenue from these activities or expectation for such in the foreseeable future.

Concentration of Credit and Other Risks. The Company maintains cash in federally insured bank accounts.  At times these amounts exceed insured limits.  The Company does not anticipate any losses from these deposits. The Company had one and two customers whose sales were greater than 10% for the years ended December 31, 2009 and December 31, 2008, respectively. Sales to the Company’s one customer whose sales were greater than 10% for the year ended December 31, 2009 totaled 86% of total revenues in 2009. Sales to the Company’s two customers whose sales were greater than 10% for the year ended December 31, 2008 totaled 51% and 34% of total revenues in 2008.The company’s December 31, 2009 accounts receivable was due entirely from one customer.  The company’s December 31, 2008 accounts receivable was due entirely from two customers with one customer representing 56% of the accounts receivable balance and the other representing 44% of the balance. The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

Newly Issued Accounting Pronouncements

Effective October 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic. The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance in the ASC carries an equal level of authority. Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC. After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC was superseded and deemed non-authoritative. Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

Effective June 15, 2009, the Company adopted new guidance to the Subsequent Events - ASC Topic 855. The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of an SEC reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date of its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Entities are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued. Adoption of this guidance did not have any impact on the financial statements presented.

In its 2009 financial statements, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC Topic 805, which was originally effective for fiscal years ending after November 1, 2008. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance had no impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Fair Value Measurements and Disclosures Topic” of the ASC. This topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This additional guidance requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value. This additional guidance also provides guidance in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. The Company adopted this additional guidance in its 2009 financial statements. The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC. This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. This topic also requires disclosures in summarized financial information in interim financial statements. The Company adopted this additional guidance in its 2009 financial statements. The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Investments – Debt and Equity Securities Topic” of the ASC. This topic requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this topic also explains the process for determining the other than temporary impairment (“OTTI”) to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings. This topic does not change existing recognition or measurement guidance related to OTTI of equity securities.

Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. The Company adopted this additional guidance in its 2009 financial statements. The adoption of this additional guidance did not have any impact on the financial statements presented.

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Non-controlling Interests (previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — Amendments of ARB No. 51). ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal ending December 31, 2009.

In March 2008, the FASB issued guidance as codified in ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133). ASC 815-10 requires entities with derivative instruments to disclose information that should enable financial-statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash. ASC 815-10 was effective for fiscal years and interim periods beginning after November 15, 2008, which includes its financial statements for the 2009 fiscal year.

In June 2008, the FASB issued FASB ASC 815-40, “Derivatives and Hedging,” that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. Although FASB ASC 815-40 was effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. This pronouncement had no effect upon the Company’s 2009 financial statements.

The FASB recently amended its guidance surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The amended guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company will re-evaluate any interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations for the fiscal year ending December 31, 2010.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[The remainder of this page was intentionally left blank]

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Garb Oil & Power Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the consolidated balance sheets of Garb Oil & Power Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Garb Oil & Power Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 22, 2010

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Accounts receivable, net	$8,239	$36,352
Due from related parties	600,509	55,408
Prepaid expenses	1,026	274
Total Current Assets	609,774	92,034

PROPERTY AND EQUIPMENT

Property and equipment	32,375	66,150
Less: accumulated depreciation and amortization	(26,441)	(27,781)
Total Property and Equipment	5,934	38,369

OTHER ASSETS

Long-term loan to related party	-	416,118
Investments	1	1
Deposits	300	-
Total Other Assets	301	416,119

TOTAL ASSETS	$616,009	$546,522

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	December 31,
	2009	2008

CURRENT LIABILITIES

Bank overdrafts	$70,903	$69,955
Accounts payable and accrued expenses	173,072	63,719
Notes payable	570,979	-
Notes payable - related parties	465,819	-
Accrued interest	842,393	-
Accrued interest- related parties	124,055	-
Wages payable and other accrued liabilities	455,182	-
Income tax payable	117,060	113,134
Stock options payable	3,150,000	-
Common stock payable	4,000	-
Total Current Liabilities	5,973,463	246,808

LONG-TERM LIABILITIES
Deferred tax liability	17,244	13,382
Total Long-Term Liabilities	17,244	13,382

Total Liabilities	5,990,707	260,190

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; (no par value) 80,000,000 shares
authorized; 79,250,000 and 27,829,291 shares
outstanding	(4,586,035)	466,608
Other comprehensive income	51,509	46,328
Accumulated deficit	(840,172)	(226,604)
Total Stockholders’ Equity (Deficit)	(5,374,698)	286,332

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$616,009	$546,522

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
SALES	December 31, 2009	December 31, 2008
Sales	$6,322	$174,819
Related party sales	39,008	131,007
Total Sales	45,330	305,826

COST OF SALES	-	157,725
Total Cost of Sales	-	157,725

GROSS PROFIT	45,330	148,101

EXPENSES
Salary, wages and commissions	423,542	177,096
Professional fees	40,983	-
Bad debts	-	91,485
Consulting fees	32,766	21,885
Travel	27,350	18,397
Depreciation and amortization	10,965	11,927
Telecommunications	10,825	10,038
Other general and administrative expenses	2,739	15,187
Total Expenses	549,170	346,015

OPERATING (LOSS)	(503,840)	(197,914)

OTHER INCOME (EXPENSES)
Loss on disposal of fixed assets	(2,215)	-
Loss on debt retirement	(18,300)	-
Other income	2,746	25,742
Interest expense	(88,668)	(13,861)

Total Other Income (Expense)	(106,437)	11,881

NET (LOSS) BEFORE INCOME TAXES	(610,277)	(186,033)

INCOME TAXES	3,291	(10,656)

NET (LOSS)	$(613,568)	$(175,377)

OTHER COMPREHENSIVE INCOME (LOSS) FROM TRANSLATION ADJUSTMENT	5,181	(16,571)

TOTAL COMPREHENSIVE LOSS	$(608,387)	$(191,948)

BASIC (LOSS) PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,286,290	27,829,291

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Other	Accumulated
	Shares	Amount	Comp Income	Earnings (Deficit)
Balance, December 31, 2007	27,829,291	$324,450	$62,899	$(51,227)

Imputed interest on related party
notes payable	-	2,741	-	-

Contributed services	-	139,417	-	-

Foreign currency translation adjustment	-	-	(16,571)	-

Net loss for the year ended
December 31, 2008	-	-	-	(175,377)

Balance, December 31, 2008	27,829,291	466,608	46,328	(226,604)

Equity instruments issued for
reverse acquisition of RPS	47,170,709	(6,147,216)	-	-

Shares issued for cash	2,750,000	20,300	-	-

Shares issued for liability settlement	1,500,000	27,000	-	-

Forgiveness of debt - related party	-	852,000	-	-

Contributed services	-	195,273	-	-

Foreign currency translation adjustment	-	-	5,181	-

Net loss for the year ended
December 31, 2009	-	-	-	(613,568)

Balance, December 31, 2009	79,250,000	$(4,586,035)	$51,509	$(840,172)

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(613,568)	$(175,377)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	10,965	11,285
Comprehensive income (loss)	5,181	(16,570)

Loss on forgiveness of debt	18,300	-
Loan fee expense	15,571	-
Contributed services	195,272	139,417
Changes in current assets and liabilities:
Accounts receivable	28,113	48,271
Intercompany accounts receivable	(128,983)	191,828
Prepaid expenses	(752)	332,711
Accounts payable and accrued expenses	355,513	(41,974)

Net Cash Provided (Used) by Operating Activities	(114,388)	105,935

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	21,470	-

Net Cash Provided (Used) by Investing Activities	21,470	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	6,000	-
Proceeds from notes payable - related party	66,618	526,991
Payments on notes payable - related party	-	(674,756)
Proceeds from issuance of stock	20,300	-

Net Cash Provided (Used) by Financing Activities	92,918	(147,765)

NET (DECREASE) IN CASH	-	(41,830)
NET CASH AT BEGINNING OF PERIOD	-	41,830
NET CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest	$9,405	$13,861
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a.  Organization

Garb Oil & Power Corporation (“Garb”) was originally incorporated under the name Autumn Day Inc. on October 30, 1972. On January 13, 1981 the company’s name was changed to Garb-Oil Corporation of America, which marked the start of company’s development stage in the energy and recycling industries. Development stage activities consisted of raising capital, purchasing property and developing technology related to waste-to-energy electricity production, pyrolysis (extraction of oil, carbon, and steel from used tires), the recovery of used rubber from large off-the-road tires and the repair and sale of used truck tires. The company’s name was changed to its current name of Garb Oil & Power Corporation on October 4, 1985. Garb had been considered to be in the development stage until June 30, 2004.

On October 27, 2009, the company entered a reverse-acquisition transaction with German-based Green-technologies company Resource Protection Systems GmbH (the “RPS Acquisition”). The reverse-acquisition brought to Garb a large portfolio of technologies in the areas of waste-to-energy, electronic waste (e-scrap/e-waste) refinement and recycling, and waste-rubber refinement and recycling. Garb is currently engaged in the sale of refining and recycling machines and the building and commissioning of turnkey waste-to-energy plants and refinement/recycling plants in e-scrap/e-waste and waste-rubber.

The accompanying consolidated financial statements include Garb and its wholly-owned subsidiary, Resource Protection Systems GmbH (“RPS”) which was acquired on October 27, 2009 in an exchange of stock, and another wholly-owned subsidiary, Rialto Power Corporation (which has been suspended by the State of California for failure to renew), and its 55% owned subsidiary, Utah Truck Tire, Inc. (“Utah Truck Tire”) (which was dissolved by the State of Utah for failure to renew), which are collectively referred to as the Company.

RPS is a corporation organized under the laws of Germany engaged in the business of recycling and salvage. RPS’s technology includes processes and procedures to manufacture rubber talc.  Rubber talc is a fine powder and is used in various products.

To effect the Acquisition of RPS, the Company purchased the shares from John Rossi and Igor Plahuta. Each owned 12,500 shares of common stock of RPS and the 25,000 shares constituted all of RPS’s issued and outstanding shares. There are no relationships other than those related to the transaction between Mr. Rossi and Mr. Plahuta and the Company or any of its affiliates, directors, and officers.

To acquire the 25,000 shares the Company issued a total of 27,829,291 shares of its common stock, and granted common stock options to acquire 100,000,000 shares of common stock for a term of five years at a price(s) to be determined based on one-tenth of the closing ask price for ten trading days prior to the exercise of the option. The terms resulted from negotiations between the Company and Mr. Rossi and Mr. Plahuta.

Subsequent to the Acquisition, RPS became a wholly owned subsidiary of Garb. Under generally accepted accounting principles, the acquisition by Garb of RPS is considered to be capital transactions in substance, rather than a business combination. That is, the Acquisition is equivalent, to the acquisition by RPS of Garb. As the Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the Acquisition.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES  (continued)

This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Garb, as the legal acquirer, are those of the accounting acquirer, RPS. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 27,829,291 shares of common stock issued to the former RPS stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. Hereinafter Garb or RPS each is to be referred to as the “Company”, unless specific reference is made to a particular company or a subsidiary of a company.

The Company has recorded the granting of the 100,000,000 stock options as the $3,150,000 liability on the balance sheet labeled common stock options payable, because the options do not become effective or exercisable until the authorized capital of the Company is increased to not less than 220,000,000 shares of common stock.  Effective March 5, 2010, the Company increased its authorized shares to 500,000,000.

Prior to the Acquisition the Company’s fiscal year end was June 30, but the Company’s fiscal year end has subsequently been changed to December 31.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2009 and 2008, the Company has incurred a net loss of $613,568 and $175,377, respectively, and as of December 31, 2009, the Company’s accumulated deficit was $840,172. These factors, among others, raise substantial doubt that the Company can continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

d. Principles of Consolidation

The consolidated financial statements include the accounts of Garb and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended December 31, 2009 and 2008, was $10,965 and $11,285, respectively.

The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

f. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured.  In the past the company has engaged in consulting activities but currently has no consulting contracts, revenue from these activities or expectations for such in the foreseeable future.

g. Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was $0 and $0 for the years ending December 31, 2009 and 2008, respectively.

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
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

i.  Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31
	2009	2008
Net income (loss) (numerator)	$(613,568)	$(175,377)
Weighted average shares outstanding (denominator)	40,286,290	27,829,291
Basic income (loss) per share	$(0.02)	$(0.01)

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 2009. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

k. Concentration of Credit and Other Risks

The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

The Company had one and two customers whose sales were greater than 10% for the years ended December 31, 2009 and December 31, 2008, respectively. Sales to the Company’s one customer whose sales were greater than 10% for the year ended December 31, 2009 totaled 86% of total revenues in 2009. Sales to the Company’s two customers whose sales were greater than 10% for the year ended December 31, 2008 totaled 51% and 34% of total revenues in 2008.

Revenue from foreign operations of the Company for the years ending December 31, 2009 and 2008, was $45,330 and $305,826, respectively. Net loss from operations for the same periods was $503,840 and $197,914, respectively. The net loss from foreign operations for 2009 and 2008 was $342,030 and $197,914, respectively. The largest expense incurred during each of these periods was for salaries and wages, being $423,542 in 2009 and $177,096 in 2008.  We are subject to extensive foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of waste materials.  Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. To the extent our cash flows and earnings are from foreign operations, they may subject to fluctuations due to exchange rate variation. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

The Company’s December 31, 2009 accounts receivable was due entirely from one customer. The company’s December 31, 2008 accounts receivable was due entirely from two customers with one customer representing 56% of the accounts receivable balance and the other representing 44% of the balance.

The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

l. Newly Issued Accounting Pronouncements

Effective October 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.

The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance in the ASC carries an equal level of authority. Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC. After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC was superseded and deemed non-authoritative. Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

Effective June 15, 2009, the Company adopted new guidance to the Subsequent Events - ASC Topic 855. The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of an SEC reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date of its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Entities are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued. Adoption of this guidance did not have any impact on the financial statements presented.

In its 2009 financial statements, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC Topic 805, which was originally effective for fiscal years ending after November 1, 2008. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance had no impact on the financial statements presented.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

In April 2009, the FASB issued additional guidance under the “Fair Value Measurements and Disclosures Topic” of the ASC. This topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This additional guidance requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value. This additional guidance also provides guidance in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. The Company adopted this additional guidance in its 2009 financial statements. The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC. This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.

This topic also requires disclosures in summarized financial information in interim financial statements. The Company adopted this additional guidance in its 2009 financial statements. The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Investments – Debt and Equity Securities Topic” of the ASC. This topic requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this topic also explains the process for determining the other than temporary impairment (“OTTI”) to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings. This topic does not change existing recognition or measurement guidance related to OTTI of equity securities. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. The Company adopted this additional guidance in its 2009 financial statements. The adoption of this additional guidance did not have any impact on the financial statements presented.

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Non-controlling Interests (previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — Amendments of ARB No. 51). ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal ending December 31, 2009.

In March 2008, the FASB issued guidance as codified in ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133). ASC 815-10 requires entities with derivative instruments to disclose information that should enable financial-statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash. ASC 815-10 was effective for fiscal years and interim periods beginning after November 15, 2008, which includes its financial statements for the 2009 fiscal year.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

In June 2008, the FASB issued FASB ASC 815-40, “Derivatives and Hedging,” that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. Although FASB ASC 815-40 was effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. This pronouncement had no effect upon the Company’s 2009 financial statements.

The FASB recently amended its guidance surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

The amended guidance also requires ongoing reassessments of whether an enterprise is the primary  beneficiary of a variable interest entity. The amended guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company will re-evaluate any interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations for the fiscal year ending December 31, 2010.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 – RESOURCE PROTECTION SYSTEMS GmbH

On October 27, 2009, the Company acquired all of the issued and outstanding shares of common stock of Resource Protection Services GmbH (“RPS”), a corporation organized under the laws of Germany. The Company issued a total of 27,829,291 shares of its common stock in exchange for the 25,000 outstanding shares of RPS. RPS is engaged in the business of recycling and salvage; its technology includes processes and procedures to manufacture rubber talc. Rubber talc is a fine powder and is used in various products. RPS currently reports on its balance sheet an investment in Sistema Proteccion Recursos (“SPR”), a sister company located in Madrid, Spain.

Through December 31, 2009 RPS had invested approximately $153,000 in SPR, but the investment has since been impaired to a value of $1 on the balance sheet at December 31, 2009 and 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

On May 1, 1986 the Company executed an employment agreement with its then CEO. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and remained so until the current period and has been accrued each year since. Upon the acquisition of RPS the former CEO resigned and agreed to forgive the accrued salary totaling $852,000. The forgiveness of accrued salary was recorded as a contribution of capital to the Company. During the year ending December 31, 2008, $139,417 in compensation to Igor Plahuta was also recorded as a contribution of capital. During the year ending December 31, 2009, compensation to both John Rossi and Igor Plahuta of $97,637 each, for a total of $195,273, was recorded as a contribution of capital to the Company. As of December 31, 2009, the Company has accrued $30,000 each to both its new CEO and its Director of Technology, and $155,650 to its new Executive Vice President, formerly its President. During the year ended December 31, 2009 and 2008, notes payable-related parties increased $465,819 and decreased $155,580, respectively. On June 10, 2009, 23,271,611 shares of common stock were issued at the then fair market value of $.015 per share in payment of related-party loans and accrued interest due to the company’s CEO, decreasing the balance of notes payable-related parties. The prior year increase was due to additional proceeds from notes payable.

RPS had revenue transactions with related parties for the years ending December 31, 2009 and 2008 in the amount of $39,008 and $131,007, respectively. Related party accounts receivable were $0 and $20,453 at December 31, 2009 and 2008, respectively.

The Company’s former CEO, John Brewer had accrued wages owed to him of $852,000. Mr. Brewer agreed to forgive the total amount of wages owed to him December 31, 2009. Given that Mr. Brewer is a related party the forgiveness of this obligation resulted in a credit to additional paid-in capital in the amount of $852,000.

During the years ended December 31, 2009 and 2008 officers of the Company contributed services amounting to $195,272 and $139,417, respectively. There amounts have been charged to additional paid-in capital.

Short-term related party notes receivable at December 31, were

	2009	2008
Newview	$85,425	$0
Igor Plahuta	83,084	55,408
Clinica Dental	432,000	0

Short-Term Notes Receivable from Related Parties	$600,509	$55,408

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -                                                                            RELATED PARTY TRANSACTIONS (continued)

Long-term notes receivable from related parties at December 31, were

	2009	2008
Clinica Dental	$-	$416,118

Long-Term Notes Receivable from Related Parties	$-	$416,118

Accounts payable and notes payable to related parties consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable to a related party, due on
demand, no interest, unsecured	$180,000	-
Notes payable to a related party, due on demand,
plus interest at 18% per annum, unsecured	188,075	-
Accounts payable to related party, due on demand,
plus interest at 8% per annum, unsecured	21,500	-
Note payable to a related party, due on demand,
plus interest at 5% per month, unsecured	12,363	-
Note payable to a related party, plus interest
at 4% per annum	57,658	-
Note payable to a related party, plus interest
at 1.25% per annum	6,223	-
	465,819	-

Less: Current Portion	(465,819)	-

Long-Term Notes Payable to Related Parties	$-	$-

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended December 31, 2011	$465,819
2012	-
2013	-
2014	-
2015	-
Total	$465,819

As of December 31, 2009 and 2008, accrued interest related to the related party notes payable was $124,055 and $0, respectively. Interest expense related to the related party notes payable for the years ended December 31, 2009 and 2008 was $13,489 and $0, respectively.

A line of credit with Dresdner Bank in Germany for 10,000 Euros is personally secured by Igor Plahuta, Director of European Operations of the Company. The agreement was signed September 28, 2006.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. We are no longer subject to tax examinations for years before 2006.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008.

	2009	2008
Deferred tax assets:
NOL carryover	$1,066,870	$1,012,750
Related parties	48,380	-
Accrued wages	154,320	-
Capital carryover	-	-
Deferred tax liabilities:
Depreciation	-	-
Valuation allowance	(1,269,570)	(1,012,750)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the federal and state income tax rates of 39% for U.S. tax rates and an average of 30% for German tax rates related to RPS activities for pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book income (loss)	$(187,659)	$(59,530)
Related parties	8,130	-
Accrued wages	93,165	-
Valuation allowance	86,364	59,530
	$-	$-

Current income taxes payable relates to liabilities associated with income tax obligations of RPS in Germany for taxable income generated in 2006 and 2007.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 - INCOME TAXES (continued)

At December 31, 2009, the Company had net operating loss carryforwards of approximately $2,480,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 - COMMITMENTS

The Company is currently negotiating employment agreements with its newly appointed officers.

As of December 31, 2009 the company had accrued a total of $257,988 in compensation to these officers. As of December 31, 2008, the company had accrued $0 to its officers.

NOTE 7 - OPERATING LEASES

The Company leases office space under a lease agreement on a month-to-month basis. Rental expense relating to this operating lease was $4,500 and $0 for the years ended December 31, 2009 and 2008, respectively.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Note payable, due on demand, plus interest
at 12% per annum, unsecured	$68,493	$-
Note payable, due on demand, plus interest
at 12% per annum, unsecured	165,000	-
Notes payable, due on demand, plus interest
at 10% per annum, unsecured	20,000	-
Note and fee payable, due on demand, plus
interest at 3% per month, unsecured	6,000	-
Note payable, due September 5, 2006, plus one
time loan fee of 100,000 stock options and
interest at 5% per month, unsecured	2,750	-
Notes payable, due on demand, plus interest
at 10%, unsecured	7,500	-
Note payable, due on demand, plus interest
at 3% per month, unsecured	3,000	-
Note payable, due on demand, plus interest at
$500 per week, secured by sales contract and
officer guarantee	53,000	-
Notes and fees payable, due on demand, 12%
interest per annum, unsecured	46,459	-
Note payable, due on demand, plus interest
at 18% per annum Oct. 7, 2005 through Jan. 6,
2006 then $500 per week through April 1,
2009,then $5,000 per month, secured by
company stock owned by stockholder	129,327	-

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 - NOTES PAYABLE (continued)

Note payable, due January 6, 2007, one time
loan fee of one million shares, secured by all
company assets including future sales of
cement and urea by a related company	57,200	-
Note payable, due August 1, 2006, 12% interest,
one time loan fee of $2,500, secured by all
company assets	10,000	-
Note payable, due September 5, 2006, plus
interest at 5% per month, unsecured	2,250	-

	570,979	-

Less: Current Portion	(570,979)	-

Long-Term Notes Payable	$-	$-

The aggregate principal maturities of notes payable are as follows:

Amount
Year Ended December 31, 2010	$570,979
2011	-
2012	-
2013	-
2014	-
2015 and thereafter	-
Total	$570,979

As of December 31, 2009 and 2008, accrued interest related to notes payable was $842,393 and $0, respectively. Interest expense related to notes payable for the years ended December 31, 2009 and 2008 was $80,572 and $0, respectively.

NOTE 9 – NON-CASH DISCLOSURES FOR INVESTING AND FINANCING TRANSACTIONS

In connection with the purchase of RPS, Garb granted some stock options to John Rossi, CEO, & Igor Plahuta, Director, to purchase up to 100,000,000 shares of the Company’s common stock. These shares had not been issued as of December 31, 2009 and as a result, this transaction produced a decrease to additional paid-in capital and an increase in a stock options payable liability of $3,150,000 at December 31, 2009.

The Company’s former CEO, John Brewer had a balance of accrued wages owed to him of $852,000 at year end. Pursuant to year end, Mr. Brewer agreed to forgive the total amount of wages owed to him which was to be retro-actively applied at December 31, 2009. Given that Mr. Brewer is a related party to the Company, this transaction was treated as a non-cash item and resulted in a decrease to wages payable and an increase to additional paid-in capital of $852,000.

During the fourth quarter of 2009, the Company issued 1,000,000 shares of common stock in payment for $3,700 of debt owed to John Wright. These shares were issued at a discount and resulted in a loss on debt forgiveness. As a result of this transaction, additional paid-in capital increased by $15,000, debt was reduced by $3,700, resulting in a loss of $11,300 being recorded. In addition, the Company also issued 500,000 shares of common stock as payment for $5,000 in legal Fees owed to Mr. Wally Boyack. These shares were also issued at a discount and resulted in a loss on debt forgiveness. As a result of this transaction, additional paid-in capital increased by $12,000, debt was reduced by $5,000, resulting in a loss of $7,000 being recorded.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as follows:

On January 15, 2010, RPS acquired 80% of Newview S.L. Spain for up to €600,000. Newview S.L. holds important patents and other technology relating to the Company’s e-waste recycling and processing business.

On January 28, 2010, the Company issued 50,000 shares of the Company’s common stock to LeRoy Jackson for aggregate gross proceeds of $5,000 in an unregistered sale of securities.

On February 26, 2010, John Brewer resigned as President and CEO of Garb and John Rossi was appointed as President, Chairman and CEO of the Company.

On February 27, 2010, the Company entered agreement with Premier Media Service, Inc. for public relations and investor relations services.

On March 10, 2010, the Company amended Article IV of its Articles of Incorporation to, among other things increase its authorized common shares from 80,000,000 to 500,000,000 and create three new classes of preferred stock, class A preferred, consisting of 150,000,001 authorized shares, class B preferred, consisting of 1,200,000 authorized shares and class C preferred, consisting of 1,000,000 authorized shares.

On March 11, 2010, the Company entered into a Securities Purchase Agreement pursuant to which, among other things, the Company borrowed $50,000 by issuing a convertible debenture note to Asher Enterprises, Inc. (the “Asher Note”).  The Asher Note is due September 11, 2010, carries an interest rate of 8% per annum and is convertible into shares of common stock during the loan period at a “Variable Conversion Price.”

On March 18, 2010, the Company received and accepted purchase orders to design, install and sell its first e-waste recycling plant to Soil Remediation Inc. (“SRI”) of Lowellville, Ohio for $13,492,000 (the “SRI Plant”). Building of the plant is expected to start by September 20, 2010, with commissioning planned by December 15, 2010.  Proceeds from the sale of the SRI Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the SRI Plant is subject to the buyer’s timely payment of milestone payments.

On March 22, 2010, Garb entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of the Company’s Class A Preferred Stock (“Class A Preferred”) to each of Mr. Rossi and Mr. Plahuta.  The shares were issued in satisfaction of €50,000 owed by Garb to each of Mr. Rossi and Mr. Plahuta.

On March 24, 2010, the Company, along with SRI, Steel Valley Design Inc., LMW Holding Company Inc., Odyssey Environmental LLC, Robert D. Carcelli, Inc., Liberian Holding Corporation, Inc., and Three C’s Distributing, Inc. formed eWaste USA, Inc., a Delaware corporation, (“eWaste”) with the intent of building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States totaling $135,000,000.  Garb owns 51% of eWaste and John Rossi is the Chairman and Chief Executive Officer of eWaste.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - SUBSEQUENT EVENTS (continued)

On March 26, 2010, the Company’s board of directors authorized the Company to issue (a) 15,250 Class B Shares to Matthew Shepard in satisfaction of accrued wages of $155,650.00 and any other amounts owing to Mr. Shepard, (b) 30,338 Class B Shares to Bill Anderson in satisfaction of loans by Mr. Anderson with outstanding principal and unpaid interest of $12,363.00 and any other amounts owing to Mr. Anderson and (c) 11,715 Class B Shares to Alan Fleming in satisfaction of unreimbursed business expenses of $267.00 and $6,763 AUD (Australian Dollar), accrued fees for services of $58,000.00 AUD and any other amounts owning to Mr. Fleming.

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell another e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stelle Maris Plant is subject to the buyer’s timely payment of milestone payments.

9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable except as previously reported.

9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K,. Based on that evaluation, the Company’s Chief Executive Officer has concluded that its disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses, as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in periodic SEC reports that it file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2009, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

i.	Insufficient control processes for recording and approving journal entries;

ii.	Insufficient policies and procedures over various financial statement areas;

iii.
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

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

c) Changes in Internal Control Over Financial Reporting

As of December 31st, 2009 the Company continued to have significant problems with segregation of duties. However, in the first quarter 2010, the Company nominated an Executive Vice President to separate some of the conflicting duties from the President. The Company also hired a Chief Operations Officer who, as a major responsibility, is tasked with creating an environment of proper segregation of duties. This includes the establishment of detailed job descriptions and the hiring of personnel to fill the required roles of the Company.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

i. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the Company; and

iii. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

d)  Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

9B. OTHER INFORMATION

None

PART III

10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The term of office of each director is one (1) year or until his successor is elected at the Company’s annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the Board. The Board has no nominating, audit or compensation committee and, accordingly, no audit committee financial expert.

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

Name	Age	Position
John Rossi	50	CEO, President, Chairman of the Board of Directors, Director
Matthew G. Shepard	35	Executive Vice President, Director
Igor Plahuta	47	Director European Operations, Director
Bill Vee Anderson	59	Secretary, Director
John Wright	67	Treasurer, Director

Bill Anderson

Bill Anderson has been with Garb since 1990.  Bill was first elected to the Board in September 1993.  Prior to joining the Company, Mr. Anderson spent five years as a design engineer at Sperry Univac. Prior to that, he was a design engineer with Bell Telephone Laboratories.  Bill is experienced in manufacturing, mechanical design engineering and computer aided design and has made design improvements to our shredders to make them more reliable and easier to maintain.  Bill also has experience on the field and at coordinating on the project site.  He has expertise in the construction of tire shredders with different vendors and manufacturers.   Bill is a designer of several twin shaft shredders and a machine to remove the tread from large OTR mining tires so the rubber from the tread can be reclaimed and used for other products, Bill’s know-how extends to creating all of the patent drawings as well as the manufacturing drawing for OTR machine.  Mr. Anderson is experienced in dealing with our international supplier and negotiated machine purchasing contracts. He coordinated with manufacturing plant to build components for the shredders and then the final assembly of the shredders are done in the United States.  Mr. Anderson declared personal bankruptcy in July 1992 and agreed to a payment plan whereby his creditors have been or will be paid the full amount of his indebtedness.

Igor Plahuta, ME

Igor Plahuta has 20 years of experience in recycling industries.  Mr. Plahuta was first elected to the Garb Board on October 27, 2009.  Mr. Plahuta has a background in physics and started his career in various recycling and waste technology companies.  In 1992 he founded Artech Recyclingtechnik GmbH.  His initial task was to build up a company for the aftersales of all existing shredders in the market.  Igor worked as a mechanic in machinery at Mannesmann AG in Germany before going to university, personally repairing the company’s machines.  Igor developed two state of the art machines in 1999 and 2001. Based on his experience in changing shredder tools and adjusting equipment for the knives of fast speed shredders, he developed the quick exchange system for the rotor shear, and the automatic knife adjustment device which allows the knife adjustment while the machine is running.  Both systems have been patented and are still state of the art, and being used in many waste facilities in Germany with availabilities of up to 98%. Since then he has focused on tire recycling.

In 2003 Igor was one of the first to mix 25% special treated rubber powder into raw rubber, to produce retreads for OTR-tire for recovery. This will be the next step to be developed, the combination of the Garb OTR-machine and the recovery technology already developed to be used in large mining facilities.  In 2004 Igor founded RPS with the strong belief that a raw material crisis is unavoidable, and began to focus on raw material substitution technology and recycling designs.  In 2008 he finished the development of a special rubber powder production line now to be marketed through Garb.  From 2007 to 2009 Igor served as a director of Sistema Proteccion Recursos and Managing Director of RPS.  From 2004 to present Mr., Plahuta has served as Managing Director at Newview and from 1992 to 2006 served as director of Artech Recyclingtechnik GmbH.

Matthew Shepard

Mr. Shepard has been an executive and a director of Garb since January 9, 2006.  Matthew has 14 years of management experience to include positions held in not-for-profit organizations, military, private companies and public companies.  He has held positions in the United States, Europe, Middle-East and Asia.  Coming into Garb, Mr. Shepard brought with him a skill-set centered around clear vision, strategic thinking and an ability to inspire and mobilize.  Mr. Shepard holds a BS of Business Marketing from the University of Phoenix.

Mr. Shepard communication and organizational skills are of particular importance to Garb.  He came to Garb with experience as a Marketing Director for national mail-order business and as a Chief Editor for a national magazine.  While an Infantry Officer for the Army he deployed to Iraq gaining experience as a Battle Captain in combat, which required precise skills in communication under stress and forward thinking.  Mr. Shepard’s ability to present a clear plan and direct message is a great asset to the company.   Mr. Shepard’s passion has been with green technologies for the past 10 years and throughout these years he has promoted, consulted and sold technologies that have made a difference in our communities.

John Rossi MBA, MEntrepInnov

John Rossi was elected as a director of the Company on October 27, 2009.  John was appointed President, CEO and Chairman of the Board of the Company on February 26, 2010. Mr. Rossi devotes approximately 60 hours per week to the Company.  Mr. Rossi holds an MBA and MEntrepInnov from Queensland University of Technology.  Mr. Rossi has an excellent background for his role at Garb; He is responsible, together with the Board, for developing and directing Garb’s strategy and attainment of business objectives.

Prior to joining Garb in 2009, Mr. Rossi has also held the positions of Managing Director in the following company Terra Elastomer Technologies S.L. (until Oct 2007) holding company for the following companies Inteso AG, Spreelast Advanced Cryotech AG and Spreelast AG of which Mr. Rossi was CEO of all companies (until he resigned in Oct 2007) he took over as CEO of German Rubber Industries AG in Oct 2008 and still holds this position presently. He has further held the position of CEO for the Abacus Group in Italy, General Manager Techso S.p.A. in Italy, General Manager Sales IBS in Australia and National Telemarketing Manager Xerox in Australia.
Ten years ago Mr. Rossi believed that commercially viable products could be produced from recycling tires; today Garb has the capacity to build and produce the necessary machinery to refine and manufacture the finest rubber powder in the world and technology and know how to build plants that manage rubber waste, electronic waste and waste to energy.

John Wright

John was first elected to the Company on November 2, 2009.  Prior to that Mr. Wright worked as a certified public accountant for 12 years, including 8 years as CPA for a manufacturing company.  Mr. Wright has also been involved in personal and family business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Individuals required to file reports under Section 16(a) with respect to Garb are John Rossi, John Brewer, John Wright, Matthew Shepard, Alan Fleming, Bill Anderson and Igor Plahuta.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2009 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, but anticipates complying with the requirement to adopt such a code of ethics in the near term and making it available on the Company’s website.

11. EXECUTIVE COMPENSATION

There is shown below information concerning the total compensation of the Company’s chief executive officer for the fiscal years ended December 31, 2009 and December 31, 2008. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer’s salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)
John Rossi, CEO	2009	$99,740
	2008	$0

No officer received any form of non-cash compensation from the Company in the fiscal year ended December 31, 2009 or currently receives any such compensation and no equity based awards are outstanding to the officers.

The Company is currently negotiating employment agreements with all of its newly appointed officers.

As of December 31, 2009, the Executive Vice President was owed accrued salary of $155,650 which accrued to him while serving as the Company’s president.

All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans, agreements or understanding covering them.

Directors received no cash or non-cash fees or compensation for their services as directors during the fiscal year ended December 31, 2009 and no directors have outstanding options or other equity-based awards in connection with their services as directors as of December 31, 2009.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of December 31, 2009, (i) each person known by the Company to own more than five percent (5%) of the Company’s outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address	Amount	Percent of Class

John C. Brewer 1588 S. Main St. Salt Lake City, UT	23,271,611	29.3648%

Garbalizer Corporation of America Newhouse Office Building, Suite 507 Salt Lake City, Utah (Notes 1, 3 & 4)	9,788,291	12.3516%

Bill Anderson 1588 S. Main St., Suite 200 Salt Lake City, Utah	306,000	0.3861%

Commodities Trading Corporation 1588 S. Main St., Suite 200 Salt Lake City Utah (Note 1)	500,000	0.6309%

John Rossi 1588 S. Main St., Suite 200 Salt Lake City, Utah	13,914,645.5	17.5579%

Name and Address	Amount	Percent of Class

Igor Plahuta 1588 S. Main St., Suite 200 Salt Lake City, Utah	13,914,645.5	17.5579%

Matthew Shepard
1588 S. Main St., Suite 200 Salt Lake City, Utah	46,725	0.05896%

John Wright 1588 S. Main St., Suite 200 Salt Lake City, Utah	2,000,000	2.5237%
All directors and officers as a group	63,695,193	80.3725%

________________

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

The following table sets forth certain information with respect to the beneficial ownership of the Company’s class A preferred stock as of April 20, 2010, (i) each person known by the Company to own more than five percent (5%) of the Company’s outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.

Name and Address	Amount	Percent of Class
John Rossi 1588 S. Main St., Suite 200 Salt Lake City, Utah	1	50.00%

Igor Plahuta 1588 S. Main St., Suite 200 Salt Lake City, Utah	1	50.00%

All directors and officers as a group	2	100.00%

The Company is unaware of any arrangements which may result in a change in control of the Company.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 1, 1986 the Company executed an employment agreement with its then CEO. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and remained so until the current period and has been accrued each year since. Upon the reverse acquisition of RPS the former CEO resigned and agreed to forgive the accrued salary totaling $852,000. As of December 31, 2009, the Company has accrued $30,000 each to both its new CEO and its Director of Technology, and $155,650 to its new Executive Vice President, formerly its President. During the year ended December 31, 2009 and 2008, notes payable-related parties increased $465,819 and decreased $155,580, respectively. On June 10, 2009,23,271,611 shares of common stock were issued at the then fair market value of $.015 per share in payment of related-party loans and accrued interest due to the company’s CEO, decreasing the balance of notes payable-related parties. The prior year increase was due to additional proceeds from notes payable.

The Company is in the process of finalizing an employment agreement with Igor Plahuta (the “Plahuta Agreement”).  Pursuant to the currently proposed Plahuta Agreement, Mr. Plahuta would, among other things, receive a base salary of $15,000 (adjusted for Euro parity pricing) as well as incentive bonuses based on certain revenue and profit metrics and certain other perquisites.

The Company is in the process of finalizing an employment agreement with John Rossi (the “Rossi Agreement”). Pursuant to the currently proposed Rossi Agreement, Mr. Rossi would, among other things, receive a base salary of $15,000 (adjusted for Euro parity pricing) as well as incentive bonuses based on certain revenue and profit metrics and certain other perquisites.

The Board has approved but not effected the issuance of:
(a)
40,407 shares of the Company’s class B preferred stock (“Class B Shares”) to GCA in satisfaction of loans by GCA with outstanding principal and unpaid interest of $180,000.00 and any other amounts owing to GCA.

(b)	10,000 Class B Shares to Commodities Trading Corporation (“CTC”) in satisfaction of loans by CTC with outstanding principal and unpaid interest of $266,004.88 and any other amounts owing to CTC.
(c)	9,593 Class B Shares to John Brewer in satisfaction of loans by Mr. Brewer with outstanding principal and unpaid interest of $42,732.54 and any other amounts owing to Mr. Brewer.

The Company is in the process of finalizing the issuance of:
(a)	15,250 Class B Shares to Matthew Shepard in satisfaction of accrued wages of $155,650.00 and any other amounts owing to Mr. Shepard.
(b)	30,338 Class B Shares to Bill Anderson in satisfaction of loans by Mr. Anderson with outstanding principal and unpaid interest of $12,363.00 and any other amounts owing to Mr. Anderson.
(c)
11,715 Class B Shares to Alan Fleming in satisfaction of unreimbursed business expenses of $267.00 and $6,763 AUD (Australian Dollar), accrued fees for services of $58,000.00 AUD and any other amounts owning to Mr. Fleming.

RPS had revenue transactions with related parties for the years ending December 31, 2009 and 2008 in the amount of $39,008 and $131,007, respectively. Related party accounts receivable were $0 and $20,453 at December 31, 2009 and 2008, respectively.

Short-term related party notes receivable at December 31, were

	2009	2008
Newview	$85,425	$-
Igor Plahuta	83,084	55,408
Clinica Dental	432,000	-

Short-Term Notes Receivable from Related Parties	$600,509	$55,408

Long-term notes receivable from related parties at December 31, were

	2009	2008
Clinica Dental	-	416,118

Long-Term Notes Receivable from Related Parties	$-	$416,118

Accounts payable and notes payable to related parties consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable to a related party, due on
demand, no interest, unsecured	$180,000	$-
Notes payable to a related party, due on demand,
plus interest at 18% per annum, unsecured	188,075	-
Accounts payable to related party, due on demand,
plus interest at 8% per annum, unsecured	21,500	-
Note payable to a related party, due on demand,
plus interest at 5% per month, unsecured	12,363	-
Note payable to a related party, plus interest
at 4% per annum	57,658	-
Note payable to a related party, plus interest
at 1.25% per annum	6,223	-

	465,819	-

Less: Current Portion	(465,819)	-

Long-Term Notes Payable to Related Parties	$-	$-

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended December 31, 2011	$465,819
2012	-
2013	-
2014	-
2015	-
Total	$465,819

As of December 31, 2009 and 2008, accrued interest related to the related party notes payable was $124,055 and $0, respectively. Interest expense related to the related party notes payable for the years ended December 31, 2009 and 2008 was $13,489 and $0, respectively.

A line of credit with Dresdner Bank in Germany for 10,000 Euros is personally secured by Igor Plahuta, Director of European Operations of the Company. The agreement was signed September 28, 2006.

Director Independence

The Company’s directors are John Rossi, Igor Plahuta, Matthew Shepard, John Wright and Bill Anderson.  During fiscal year ended December 31, 2009 John Brewer and Lynette Williams also served as directors.  The OTC Bulletin Board does not have rules regarding director independence.  John Wright is an independent director and Lynette Williams was an independent director as defined in NASD Rule 4200.  None of the other directors are or, during the fiscal year ended December 31, 2009, were independent.

14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Garb by its principal accountants during the fiscal years ended December 31, 2009, June 30, 2009 and June 30, 2008.

	December 31,	June 30,
Fee Category	2009	2009	2008

Audit Fees	$59,300	$16,900	22,600
Audit-related Fees	-	-	-
Tax Fees	-	-	-
All other fees	-	-	-

Total Fees	$59,300	$16,900	$22,600

Audit fees. Consists of fees for professional services rendered by the Company’s principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-K or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by the Company’s principal accountants that are reasonably related to the performance of the audit or review of its financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by the Company’s principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by the Company’s principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

The Company has no audit committee, accordingly none of the audit fees were pre-approved by an audit committee.

15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report.

1. All Financial Statements:

The following financial statements of the Company are filed as part of this Annual Report beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2009.

Consolidated Statements of Operations - For the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity (Deficit) - For the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

3. Exhibits:

The Exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

No.	Description	Location
2.1	Stock Purchase Agreement dated October 19, 2009 by and among Garb Oil & Power Corporation, Igor Plahuta and John Rossi	Exhibit 2.1 to our current report on Form 8-K filed on November 3, 2009
3.1	Articles of Incorporation	Exhibit 3.1 of Registration Statement on Form 10, File No 000-14859
3.2	Articles of Amendment to Articles of Incorporation dated January 27, 1978	Filed herewith
3.3	Articles of Amendment to Articles of Incorporation dated January 13, 1981	Filed herewith
3.4	Articles of Amendment to Articles of Incorporation dated April 19, 1984	Filed herewith
3.5	Articles of Amendment to Articles of Incorporation dated October 29, 1985	Filed herewith
3.6	Articles of Amendment to Articles of Incorporation dated May 19, 2006	Filed herewith
3.7	Articles of Amendment to Articles of Incorporation dated March 10, 2010	Exhibit 99.3 to our current report on Form 8-K filed on March 11, 2010
3.8	By-Laws	Exhibit 3.2 of Registration Statement on Form 10, File No. 000-14859
4.1	Stock Purchase Agreement by and among Garb Oil & Power Corporation, John Rossi and Igor Plahuta dated March 22, 2010	Exhibit 4.1 to our current report on Form 8-K filed on March 26, 2010
4.2
Addendum No. 1 to Stock Purchase Agreement between Garb-Oil & Power Corporation on One Part and John Rossi and Igor Plahuta and Resource Protection Services GmbH as the Other Part, dated October 19, 2010
Filed herewith
21.1	List of Subsidiaries	Filed herewith
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

By: /s/ John Rossi
John Rossi, President and Chief Executive Officer

DATED this 22nd day of April, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Rossi and Matthew Shepard, and each of them, as his/her true and lawful attorney-in-fact and agent with full power of substitution, for him/her in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ John Rossi John Rossi	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 22, 2010

/s/ Matthew G. Shepard Matthew G. Shepard	Director	April 22, 2010

/s/ Bill Vee Anderson Bill Vee Anderson	Director	April 22, 2010

/s/ Igor Plahuta Igor Plahuta	Director	April 22, 2010

/s/ John Wright John Wright	Director	April 22, 2010