Form 10-Q
period 2010-03-31
GARB OIL & POWER CORP
filed 2010-05-24
CIK 798371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ______.

Commission File No. 0-14859

GARB OIL & POWER CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

1588 South Main Street, Suite 200
Salt Lake City, Utah 84115
(Address of principal executive offices) (Zip Code)

(801) 832-9865
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐  No ☒

There were 115,884,342 shares of the registrant’s common stock outstanding as of May 21, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

CURRENT ASSETS

Cash	$21	$19,657
Accounts receivable, net	23,493	25,105
Due from related parties	-	515,048
Prepaid expenses	1,866	1,702
Total Current Assets	25,380	561,512

PROPERTY AND EQUIPMENT

Property and equipment	64,521	67,599
Less: accumulated depreciation and amortization	(29,593)	(28,468)
Total Property and Equipment	34,928	39,131

OTHER ASSETS

Investments	1	1
Deposits	300	300
Total Other Assets	301	301

TOTAL ASSETS	$60,609	$600,944

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

CURRENT LIABILITIES

Bank overdrafts	$78,510	$70,903
Accounts payable and accrued expenses	171,641	179,756
Related party payable	228,046	-
Notes payable	614,494	570,979
Notes payable-58% conversion	36,207	-
Notes payable - related parties	467,763	506,852
Accrued interest	878,484	842,393
Accrued interest- related parties	133,426	124,055
Wages payable and other accrued liabilities	560,636	459,732
Derivative Liability	43,843	-
Income tax payable	109,573	117,060
Stock options payable	-	3,150,000
Common stock payable	4,000	4,000
Total Current Liabilities	3,326,623	6,025,730

LONG-TERM LIABILITIES
Deferred tax liability	16,506	17,244
Total Long-Term Liabilities	16,506	17,244

Total Liabilities	3,343,129	6,042,974

STOCKHOLDERS’ EQUITY (DEFICIT)

Class A preferred; ($.0001 par value) 150,000,001 shares
authorized; 2 and 0 shares issued and outstanding in
in 2010 and 2009, respectively	-	-
Class B preferred; ($.0001 par value) 1,200,00 shares
authorized; 1,000 and 0 shares issued and outstanding in
2010 and 2009, respectively	-	-
Common stock; ($.0001 par value) 500,000,000 shares
authorized; 79,250,000 shares issued and outstanding
In 2010 and 2009, respectively	7,925	7,925
Non-controlling interest	(15,964)	(14,439)
Additional paid in capital	(2,172,189)	(4,589,835)
Other comprehensive income	47,572	52,248
Accumulated deficit	(1,149,864)	(897,929)
Total Stockholders’ Equity (Deficit)	(3,282,520)	(5,442,030)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$60,609	$600,944

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
SALES
Sales	$-	$22,852
Related party sales	-	-
Total Sales	-	22,852

COST OF SALES
Total Cost of Sales	-	-

GROSS PROFIT	-	22,852

EXPENSES
Salary, wages and commissions	88,790	39,087
Professional fees	28,375	-
Travel	25,431	-
Depreciation and amortization	1,732	2,903
Telecommunications	5,604
Other general and administrative expenses	67,258	(1,842)
Total Expenses	217,190	40,148

OPERATING (LOSS)	(217,190)	(17,296)

OTHER INCOME (EXPENSES)
Other income (expenses)	(349)	258
Interest income (expense)	(99,404)	(1,217)

Total Other Income (Expense)	(99,753)	(959)

NET (LOSS) BEFORE INCOME TAXES	(316,943)	(18,255)

INCOME TAXES	373	763

NET (LOSS) before non-controlling interest	(317,316)	(19,018)

Net (loss) Income attributable to non-controlling interest	(1,525)	(2,411)

NET LOSS	$(315,791)	$(21,429)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	79,273,077	79,250,000

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(317,316)	$(19,018)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Minority interest in earnings	(1,525)	2,411
Depreciation	1,732	2,903
Interest related to convertible debentures	167	-
Common Stock issued for interest expense	4,846	-
Changes in current assets and liabilities:
Accounts receivable	1,612	18,419
Related party accounts receivable	-	(24,026)
Prepaid expenses	(164)	(61)
Accounts payable and accrued expenses	133,414	7,641

Net Cash (Used) in Operating Activities	(177,234)	(11,731)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided (Used) by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	47,914	-
Proceeds from notes payable - related party	59,576	-
Payments on notes payable - related party	-	(1,175)
Proceeds from issuance of stock	5,000	-

Net Cash Provided by Financing Activities	112,490	-
Effect of exchange rate changes on cash	45,108	29,603
NET (DECREASE) IN CASH	(19,636)	16,697
NET CASH AT BEGINNING OF PERIOD	19,657	4,810
NET CASH AT END OF PERIOD	$21	$21,507

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest	$648	$1,745
Cash paid for income taxes	$-	$-

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 1.  Basis of Presentation

Garb Oil & Power Corporation (the “Company”) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 previously filed with the SEC in an annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented may not be indicative of the results that may be expected for the entire fiscal year.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company has only one reportable segment.

On January 15, 2010, Resource Protection Systems GmbH, a corporation organized under the laws of Germany, (“RPS”) and wholly-owned subsidiary of the Company, purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The transaction is accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This results in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The assets and liabilities of the combined entities are shown at historical cost. Accordingly, the December 31, 2009 balance sheet includes the audited balances of the Company and RPS and the unaudited balance sheet of Newview.  As a result, the accompanying December 31, 2009 balance sheet has been indicated as unaudited.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, which is generally in the form of a signed contract which specifies a price, the sales amount is determined, shipment of goods to the customer has been received and accepted or services have been rendered, and collection is reasonably assured.  In the past the company has engaged in consulting activities but currently has no consulting contracts, revenue from these activities or expectations for such in the foreseeable future.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the condensed consolidated financial statements, during the three months ended March 31, 2010 and 2009, the Company has incurred a net loss of $315,791 and $21,429, respectively, and as of March 31, 2010, the Company’s accumulated deficit was $1,149,864. These factors, among others, raise substantial doubt that the Company can continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

Note 3. Income Taxes

The Company recognizes the amount of income taxes payable or refundable for the current period and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

The Company files income tax returns in the U.S. federal jurisdiction, and Utah state jurisdiction. Effective January 1, 2007 we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, “Accounting for Uncertainty in Income Taxes.” ASC 740 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC 740. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, we did not have any accrued interest or penalties, associated with any unrecognized tax benefits, nor were any interest expense recognized during the period. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 4. Newview

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview (the “Newview Acquisition”). The Company purchased Newview because it holds certain prorietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta, Director of the Company, was the 100% owner of Newview.

The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($820,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($410,000), cash up to €150,000 ($205,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($205,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of March 31, 2010.

The transaction is accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in the reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control.

The Company recorded the combination of Newview as an “as is pooling” because of the related party interest as follows:

December 31, 2009
Cash	$19,657
Accounts Receivable	16,866
Prepaid expenses	676
Property Plant and Equipment	33,197
Accounts Payable	(6,684)
Other current liabilities	(4,550)
Due to related party	(126,495)
Non-controlling interest	(14,439)
Additional Paid-in-Capital	901,772
Total	$820,000

Note 5. eWaste

On March 24, 2010, the Company, along with Soil Remediation Inc. (“SRI”), Steel Valley Design Inc., LMW Holding Company Inc., Odyssey Environmental LLC, Robert D. Carcelli, Inc., Liberian Holding Corporation, Inc., and Three C’s Distributing, Inc. (collectively, the “eWaste Founders”) formed eWaste USA, Inc., a Delaware corporation, (“eWaste”) with the intent of building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States with total value of $135,000,000.  John Rossi, the President and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer of eWaste.  As of the end of the three-month period ending March 31, 2010 there was no activity in eWaste.  eWaste will be consolidated with the Company in future periods once it has activity. After March 31, 2010, the eWaste Founders contributed to the formation and initial expenses of the Company in exchange for their proportionate ownership in eWaste. The Company contributed 51% of all expenses and the other members contributed 49% as per their assigned shareholding.  Accordingly, the Company owns 51% of eWaste and the other eWaste Founders own the remaining 49% among themselves.

Note 6. Debt Issuance

On March 11, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. The Company has recorded a liability balance for beneficial conversion of the Asher Note of $36,207 and beneficial conversion of the interest portion of $167 related to the Asher Note. As of March 31, 2010, no portion of the Asher Note has been converted to common stock.

Note 7. Equity

During the year ended December 31, 2009, the Company recorded the granting of an unregistered stock options to purchase 100,000,000 shares of Common Stock (the “Options”) as a $3,150,000 liability on the balance sheet labeled “common stock options payable,” because the Options did not become effective or exercisable until the authorized capital of the Company was increased to not less than 220,000,000 shares of Common Stock.

On January 28, 2010, the Company issued 50,000 of Common Stock to LeRoy Jackson for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities (the “Jackson Issuance”).  The shares were issued with a conversion feature into preferred shares. The shares were converted automatically into 1,000 unregistered shares of the Company’s class B preferred stock (“Class B Preferred Stock”) on March 10, 2010.

On March 1, 2010, the Company amended Article IV of its Articles of Incorporation (the “Amendment”) to, among other things increase its authorized common shares from 80,000,000 to 500,000,000 with a par value of $0.0001 and create three new classes of preferred stock, class A preferred (“Class A Preferred Stock”), consisting of 150,000,001 authorized shares, Class B Preferred Stock, consisting of 1,200,000 authorized shares and class C preferred (“Class C Preferred Stock”), consisting of 1,000,000 authorized shares. Because the Company increased the total authorized shares of Common Stock shares to over 220,000,000 upon filing the Amendment, the liability for the Options was then removed from the Company’s balance sheet and the $3,150,000 was recorded as common stock for the three-month period ended March 31, 2009.

On March 22, 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta (the “Class A Issuance”).  The shares were issued in satisfaction of €50,000 owed by the Company to each of Mr. Rossi and Mr. Plahuta.

For the three-month period ended March 31, 2010 the Company had issued and outstanding shares of Common Stock (on an as-exercised and as-converted to Common Stock basis) in excess of the 500,000,000 shares of Common Stock authorized in the Company’s Articles of Incorporation, as amended.  The Company has recognized an expense and a derivative liability for the shares in excess of the authorized shares in the amount of $43,843.

Note 8. Related Party Transactions

On January 15, 2010 the Company received $12,500 in cash from John Rossi from proceeds of the sale of certain of his shares of Common Stock that Mr. Rossi sold to a third party.  This transaction was recorded as a payable to John Rossi. The Company’s board of directors (the “Board”) agreed to issue 1.5 shares to John Rossi for each share that he sold of his own stock in satisfaction of such payable. Such issuance of additional shares to John Rossi was recorded as APIC and common stock for the par value of such shares totaling $6,250.

On March 22, 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) unregistered share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta.  The shares were issued in satisfaction of €50,000 owed by Garb to each of Mr. Rossi and Mr. Plahuta.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 9. Supplemental cash flow disclosures

The following is a summary of non-cash financing activities for the period ended March 31, 2010:

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview. The total maximum consideration that may be paid for the Newview Acquisition is €600,000 ($820,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($410,000), cash up to €150,000 ($205,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($205,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of March 31, 2010. The cancellations of the indebtedness and related cash payments due that are related to this transaction have been recorded as a non-cash transaction.

On March 1, 2010, the Company increased the total authorized shares of Common Stock shares to over 220,000,000, which resulted in a non-cash transaction of moving $3,150,000 from a liability to additional paid in capital.

On March 1, 2010, the Company amended Article IV of its Articles of Incorporation to, among other things assign a par value of $.0001to the Common stock. This resulted in a non-cash transaction of moving $7,925 from additional paid in capital to common stock for the periods ending March 31, 2010 and 2009, respectively.

On March 22, 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta .  The shares were issued in satisfaction of €50,000 ($134,790) owed by the Company to each of Mr. Rossi and Mr. Plahuta, which is recorded as a non-cash event.

Note 10. Subsequent Events

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, which were approved by the board , as follows:

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 10. Subsequent Events (continued)

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell an e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stelle Maris Plant is subject to the buyer’s timely payment of milestone payments. While a small part of the financing of the La Stelle Maris Plan could be funded through equity, the Company expects that the financing of the La Stelle Maris Plant will be fully funded through debt contributions via third party lenders. The initial working capital costs of the La Stelle Maris Plant may be contributed by the Company.

On April 23, 2010, the Company issued 500,000 shares of Common Stock to Premier Media Services, Inc. (“PMS”) pursuant to that certain Agreement by and between the Company and PMS dated February 27, 2010 (the “PMS Agreement”), at a per share price of $0.0316 for $15,800 for services provided.  The PMS Agreement provides, among other things, that Company will pay PMS for the first three months of the PMS Agreement, a monthly fee of $7,500 cash or $12,500 in stock, and that Company also will issue options to PMS to purchase the following number of shares of Common Stock at the following exercise prices per share (i) 100,000 shares at $0.15, (ii) 100,000 shares at $0.25, (iii) 100,000 at $0.35, (iv) 100,000 shares at $0.50 and (v) 100,000 shares at $1.00, each with a exercise period of five (5) years from the date of the Agreement (collectively, the “PMS Options”).  The Company has not yet issued the PMS Options.

On April 23, 2010, the Company issued 50,000 shares of Common Stock to Premier Funding & Financial Marketing Service LLC (“PFFM”) pursuant to that certain Agreement by and between the Company and PFFM dated January 14, 2010 for $1,580 for services provided.

On April 23, 2010, the Company issued 500,000 shares of Common Stock to Richard Papaleo pursuant to that certain Consulting Agreement by and between the Company and Mr. Papaleo dated April 1, 2010 for $15,800 for services provided.

On May 6, 2010, the Company issued 6,469,187 shares of Common Stock to Greg Shepard for forgiveness of $103,507 of debt.

On May 12, 2010, the Company issued an aggregate of 150,000 shares of Common Stock to various purchasers for an aggregate of $4,500 of services provided.

On May 12, 2010, the Company issued an aggregate of 10,000 shares of Class B Preferred Stock to various purchasers for an aggregate of $25,000 of services provided.

On May 12, 2010, the Company issued an aggregate of 12,320 shares of Class B Preferred Stock to various purchasers for aggregate gross proceeds of $30,800.

On May 12, 2010, the Company issued an aggregate of 23,198 shares of Class B Preferred Stock to related parties of the Company in satisfaction of accrued wages totaling $115,988.

On May 12, 2010, the Company issued 7,389 shares of Class B Preferred Stock to a related party of the Company, for forgiveness of $36,943 of debt.

On May 12, 2010, the Company issued 11,715 shares of Class B Preferred Stock to a related party of the Company, in satisfaction of $58,575 owed to the purchaser for expense reimbursement.

On May 12, 2010, the Company issued 10,625,000 shares of Common Stock to a related party of the Company for replacement of shares of Common Stock the related party sold to third parties to raise capital for the Company.

On May 13, 2010, the Company issued an aggregate of 8,325 shares of Class B Preferred Stock to various parties for aggregate gross proceeds of $18,750.

On May 13, 2010, the Company issued 2,775 shares of Class B Preferred Stock to a related party for aggregate gross proceeds of $6,250.

On May 13, 2010, the Company issued 173 shares of Class B Preferred Stock to a related party in satisfaction of $432 owed to such purchaser for expense reimbursement.

On May 17, 2010, the Company issued 120 shares of Class B Preferred Stock for aggregate gross proceeds of $300.

On May 17, 2010, the Company issued 18,290,155 shares of Common Stock to an affiliate for forgiveness of $274,352 of debt.

On May 20, 2010, the Company issued 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,733 of debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Results of Operation.

Forward Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not and assume no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

In this Quarterly Report, references to “Garb,” the “Company,” “we,” “us,” “our” (and words of similar import) refer to Garb Oil & Power Corporation, a Utah corporation, and such references also include our wholly-owned subsidiary, Resource Protection Systems GmbH, our subsidiaries Newview S.L. and eWaste USA, Inc. and any other subsidiary of the Company, unless specific reference is made to a particular company or a subsidiary of a company.

Further Information

The reports we file with the SEC are available, free of charge, on the Investor Relations page of our Web site www.ir-site.com/garb/sec.asp, as soon as reasonably practicable after we electronically file such material with the SEC.  Information on our Web site does not constitute a part of this quarterly report on Form 10-Q.

Business

Garb is a fast-growing provider of high-quality equipment to the waste processing and recycling industries.  Garb supplies enabling technologies that allow its clients to push their waste processing and recycling goals forward. Whether the need is for single machines or an entire plant, Garb provides innovative, profitable ideas and comprehensive value-added providing for a high rate of return on investment.

Garb was incorporated in the State of Utah in 1972 under the name Autumn Day, Inc.  The Company changed its name to Energy Corporation International in 1978, to Garb-Oil Corporation of America in 1981 and finally to Garb Oil & Power Corporation in 1985.

The Company has designed a system intended to recover rubber from used large, off-the-road (“OTR”) tires. The Company has the rights to act as the non-United States agent for a third party’s unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad.

Recent Developments

On October 27, 2009, the Company consummated the acquisition of RPS.  RPS provides equipment and products to the waste processing, energy and recycling industries. It supplies the enabling technologies for waste processing and recycling, from the single machines to entire plants, specializing but not limited to, waste rubber, municipal waste, domestic waste, waste to energy, electronic scrap and all derivatives relating to these industries, including rubber power, fine rubber particles, alloys of rubber, TPE-V and rubber, elastomers, compounds and technical rubber products from raw material, to processing, manufacturing and wholesaling available to both the recycling industry and original product manufacturers and producers.

On January 15, 2010, RPS, acquired 80% of the issued and outstanding stock of Newview.  Newview holds certain proprietary information and other technology we believe help complete our e-waste processing business and processes.  This technology has now become integrated into our sales network.

Outlook

Management is pursuing multiple avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of the crumb rubber plants on which the Company would earn a commission. The Company is also attempting to interest purchasers of Garbalizer shredders in establishing used and new tire marketing joint ventures. The Company continues to pursue the licensing or leasing of the Company’s OTR Tire Disintegrator System. The Company is exploring the synergies of its businesses, such as offering to joint venture a UTTI-type operation with the purchaser of a crumb rubber plant. The Company believes that with new marketing strategies it has implemented, the potential for machinery sales has increased. The Company is now in the process of marketing commodities imported from China through it’s a distributor, Lone Willow, LLP of Virginia (“Lone Willow”). The Company has submitted quotes for dry wall, cement and other building materials to Lone Willow which Lone Willow will market to users of such materials in the Eastern, North Eastern and South Eastern United States. Because of its minority-owned status, Lone Willow has an opportunity to achieve a favorable position for sales to contractors involved in rebuilding in Louisiana, Mississippi, Texas and other areas. Additional building materials and other commodities are available to the Company from China if the Company and Lone Willow are successful in marketing the commodities. If any of such possible transactions occur, management believes that the Company would have sufficient resources to operate for the next twelve months.

However, there is no assurance that the Company will be able to obtain cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Substantially all of the Company’s existing liabilities, other than trade payables and deferred revenue, are owed to the shareholders of the Company. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

Results of Operation

Operating expenses for the Company have been paid, to the extent paid, from short-term unsecured notes from shareholders and private placements of securities.

For the three-month period ended March 31, 2010, the Company’s net loss was $315,791 compared with a net loss of $21,429 for the same period in 2009.  On a per share basis, the net loss for the three-month period ended March 31, 2010 was $0.00 compared to net loss per share of $0.00 for the same period in 2009 (rounded to two decimals).  The Company incurred a loss from operations before other income (expense) and extraordinary items during the quarters ended March 31, 2010 and 2009 of $217,190 and $17,296, respectively.  Net losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, plants, or other operations. There is no assurance that the Company will ever be profitable.

The increased net loss in the quarter ending March 31, 2010 compared with the same quarter in 2009 was primarily the result of the following items:

•	The Company had no sales during the three month period ended March 31, 2010 compared with sales of $22,852 during the same period in 2009.

•	The Company’s operating expenses increased significantly in the three month period ended March 31, 2010 as compared to the same period in 2009, including the following:

o	Salary, wages and commission of $39,087 during the quarter ended March 31, 2009 compared to $88,790 during the same quarter in 2010, an increase of $49,703 or 127%.

o	Professional fees of $28,375 during the quarter ended March 31, 2010 compared to $0 during the same quarter in 2009.

o	Travel expenses of $25,431 during the quarter ended March 31, 2010 compared to $0 during the same quarter in 2009.

o	Other general and administrative expenses of $67,258 during the quarter ended March 31, 2010 compared to ($1,842) during the same quarter in 2009.

•	The Company’s interest expense increased from $1,217 during the three months ended March 31, 2009 to $99,404 during the three months ended March 31, 2010.

Liquidity and Capital Resources

When shredding machines are sold, the Company requires that 50% of the total selling price be deposited with the Company as protection against cancellation of the sales contract. The Company has access to these funds and uses them to cover part of the manufacturing costs of the shredder. The Company is also required to give a deposit to the manufacturer of the shredder, at the time the Company contracts with the manufacturer to build a machine. When the machine is finished and delivered to the buyer, it is completed and tested prior to delivery. At the time of shipment the buyer is required to pay the balance due on the sales contract. Because of the successful history of the Company’s machine performance, the deposit requirement historically has not presented a problem in sales.

Cash

Net cash used in operating activities for the three month period ended March 31, 2010 was $177,234 as compared with $11,731 during the same period in 2009.  The increase in cash used in operations was primarily attributable to (i) increases in salary, wage and commission expense, professional fees, travel expenses and other general and administrative expenses, and (ii) a decrease in sales and an increase of accounts payable and accrued expenses.

No cash was used or provided by investing activities during the three month period ended March 31, 2010 or 2009.

Net cash provided by financing activities for the three month period ended March 31, 2010 was $112,490 as compared with ($1,175) for the same period in 2009.  The increase in net cash provided in financing activities was due to an increase in proceeds from the issuance of promissory notes and stock in various private placements.

As of March 31, 2010, we had $21 in cash and $3,343,129 in total liabilities compared to $19,657 in cash and $6,042,974 as of March 31, 2009.  The decrease in total liabilities was primarily due to elimination of the $3,150,000 Option liability (see “Note 7. Equity” to our condensed consolidated financial statements for the quarters ended March 31, 2009 and 2010 (unaudited) in this Quarterly Report (the “Financial Statements”)).  The ongoing losses and negative cash flows have created substantial pressure on the Company’s liquidity and our management cannot provide any assurance that the Company’s current finances will enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We are actively seeking additional sources of financing to fund our operations for the foreseeable future.

Changes in Financial Condition

The following information summarizes our working capital (current liabilities in excess of current assets) position

	March 31, 2010	December 31, 2009	Increase (Decrease)	Percent Change
CURRENT ASSETS
Cash	$21	$19,657	$(19,636)	(99.9%)
Accounts receivable, net	23,493	25,105	(1,612)	(6.4%)
Due from related parties	-	515,048	(515,048)	(100%)
Prepaid expenses	1,866	1,702	164	9.6%
Total Current Assets	25,380	561,512	(536,132)	(95.5%)
CURRENT LIABILITIES
Bank overdrafts	78,510	70,903	7,607	10.7%
Accounts payable and accrued expenses	171,641	179,756	(8,115)	4.5%
Related party payable	228,046	-	228,046	n/a
Notes payable	614,494	570,979	43,515	7.6%
Notes payable-58% conversion	36,207	-	36,207	n/a
Notes payable - related parties	467,763	506,852	(39,089)	(7.7%)
Accrued interest	878,484	842,393	36,091	4.3%
Accrued interest- related parties	133,426	124,055	9,371	7.6%
Wages payable and other accrued liabilities	604,479	459,732	144,747	31.5%
Income tax payable	109,573	117,060	(7,487)	(6.4%)
Stock options payable	-	3,150,000	(3,150,000)	(100%)
Common stock payable	4,000	4,000	0	0%
Total Current Liabilities	3,326,623	6,025,730	(2,699,107)	(44.8%)
Working Capital	$(3,301,243)	$(5,464,218)	$2,162,975	39.6%

Our working capital deficit decreased by $2,162,975, or 39.6%, during the quarter ended March 31, 2010 compared to December 31, 2009.  However, aside from elimination of the $3,150,000 Option liability, the Company’s working capital position generally deteriorated.  Specifically:

•	Amounts due from related parties decreased $515,048.

•	Related party payables increased $228,046.

•	Notes payable and notes payable-58% conversion increased by a total of $79,722.

•	Accrued interest and accrued interest to related parties increased by a total of $45,462.
•	Wages payable and other accrued liabilities increased by $144,747.

Other than its short-term office lease and loans payable to affiliates, the Company and its subsidiaries are not subject to any material commitments or capital expenditures.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Organization. The consolidated financial statements for the three-month period ended March 31, 2010 include our accounts and those of our wholly-owned subsidiary, RPS, which was acquired on October 27, 2009 in a stock acquisition (the “RPS Acquisition”), and Newview, which was acquired on January 15, 2010 by RPS.  Subsequent to the RPS Acquisition, RPS became a wholly owned subsidiary of Garb.  Under generally accepted accounting principles, the RPS Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the RPS Acquisition is equivalent to the acquisition by RPS of Garb. As the RPS Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the RPS Acquisition. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure on the Company’s financial statements.  Accordingly, the accounting for the RPS Acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Garb, as the legal acquirer, are those of the accounting acquirer, RPS.  Thus, the 2,782,291 shares of Common Stock issued to the former RPS stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

Basis of Presentation - Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  As shown in the consolidated financial statements, during the periods ended March 31, 2010 and 2009, the Company has incurred a net loss of $315,791 and $21,429, respectively, and as of March 31, 2010, the Company’s accumulated deficit was $1,149,864.  These factors, among others, raise substantial doubt that the Company can continue as a going concern for a reasonable period of time.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers of Garb shredders and plants, in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-generation machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, which is generally in the form of a signed contract which specifies a price, the sales amount is determined, shipment of goods to the customer has been received and accepted or services have been rendered, and collection is reasonably assured.  In the past the company has engaged in consulting activities but currently has no consulting contracts, revenue from these activities or expectations for such in the foreseeable future.

Concentration of Credit and Other Risks. The Company maintains cash in federally insured bank accounts.  At times these amounts exceed insured limits.  The Company does not anticipate any losses from these deposits. The Company had one customer whose sales were greater than 10% for the three-month period ended March 31, 2009, The Company had no sales for the three-month period ended March 31, 2010. Sales to the Company’s one customer whose sales were greater than 10% for the three-month period ended March 31, 2009 totaled 100 % of total revenues. The company’s March 31, 2010 accounts receivable was due from one customer.  The company’s March 31, 2009 accounts receivable was due entirely from one customer with one customer representing 100 % of the accounts receivable balance. The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

Research and Development

During the three-month period ended March 31, 2010 and 2009, the Company has not expended any funds on research and development activities. Garb plans to grow its R&D budget to 8% of its revenue by 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that its disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses, as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in periodic SEC reports that it file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including our Chief Executive Officer and Principal Financial Officer, do not expect that our disclosure controls will prevent all errors and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2010, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

i.	Insufficient control processes for recording and approving journal entries;

ii.	Insufficient policies and procedures over various financial statement areas;

iii.
Failure to correctly record transactions and failure to timely complete documentation, testing and evaluation of internal accounting and financial reporting controls, resulting in untimely completion of accounting, preparation of financial statements and preparation of this quarterly report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting implemented during the second quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company anticipates implementing additional internal controls and procedures to address material weaknesses as soon as it is financially and logistically able to do so.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

•	See “Note 7. Equity” to the Financial Statements regarding the Jackson Issuance.

•
See “Note 7. Equity” to the Financial Statements regarding the Class A Issuance.  Each share of Class A Preferred Stock is convertible at any time at the discretion of the holder of such share into its pro rata shares (measured based on the total number of shares of Class A Preferred Stock then outstanding) of (i) four (4) times the total number of shares of Common Stock which are issued and outstanding at the time of such conversion, plus (ii) the total number of shares of Class B Preferred Stock and Class C Preferred Stock which are issued and outstanding at the time of such conversion minus (iii) the number of shares of Class A Preferred Stock issued and outstanding immediately prior to the time of such conversion.  In the event any share of Class A Preferred Stock is so converted, each other outstanding share of Class A Preferred Stock shall automatically be converted.

•	See “Note 6. Debt Issuance” to the Financial Statements regarding the issuance of the Asher Note.

No underwriters were used in the sale of any unregistered shares of the Company during the three-month period ended March 31, 2010.  All unregistered shares of the Company sold period ended March 31, 2010 were issued to accredited investors in reliance to the private placement exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

On January 28, 2010, the Company issued 50,000 of Common Stock to LeRoy Jackson (the “Jackson Shares”) for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities pursuant to a Memorandum of Understanding dated January 15, 2010 (the “Jackson MOU”).  Pursuant to the Jackson MOU, among other things, the shares would automatically convert into shares of Class B Preferred Stock at such time as the Company creates such Class B Preferred Stock at a conversion ratio of 10 shares of Common Stock to 1 share of Class B Preferred Stock.  The shares Jackson Shares were automatically converted into 1,000 unregistered shares of the Class B Preferred Stock on March 10, 2010.

On March 11, 2010, the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of Common Stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. The Company has recorded a liability balance for beneficial conversion of the Asher Note of $36,207 and beneficial conversion of the interest portion of $167 related to the Asher Note. As of March 31, 2010, no portion of the Asher Note has been converted to Common Stock.

On March 15, 2010, the Company appointed Alan Fleming to as the Company’s Chief Operating Officer to serve until a successor is duly appointed or until his earlier death, removal, resignation or other disqualification from serving.

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell an e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stelle Maris Plant is subject to the buyer’s timely payment of milestone payments. While a small part of the financing of the La Stelle Maris Plan could be funded through equity, the Company expects that the financing of the La Stelle Maris Plant will be fully funded through debt contributions via third party lenders. The initial working capital costs of the La Stelle Maris Plant may be contributed by the Company.

On April 23, 2010, the Company issued 500,000 shares of Common Stock to Premier Media Services, Inc. (“PMS”) pursuant to that certain Agreement by and between the Company and PMS dated February 27, 2010 (the “PMS Agreement”), at a per share price of $0.0316 for $15,800 for services provided.  The PMS Agreement provides, among other things, that Company will pay PMS for the first three months of the PMS Agreement, a monthly fee of $7,500 cash or $12,500 in stock, and that Company also will issue options to PMS to purchase the following number of shares of Common Stock at the following exercise prices per share (i) 100,000 shares at $0.15, (ii) 100,000 shares at $0.25, (iii) 100,000 at $0.35, (iv) 100,000 shares at $0.50 and (v) 100,000 shares at $1.00, each with a exercise period of five (5) years from the date of the Agreement (collectively, the “PMS Options”).  The Company has not yet issued the PMS Options.

On April 23, 2010, the Company issued 50,000 shares of Common Stock to Premier Funding & Financial Marketing Service LLC (“PFFM”) pursuant to that certain Agreement by and between the Company and PFFM dated January 14, 2010, at a per share price of $0.0316 for $1,580 for services provided.

On April 23, 2010, the Company issued 500,000 shares of Common Stock to Richard Papaleo pursuant to that certain Consulting Agreement by and between the Company and Mr. Papaleo dated April 1, 2010 at a per share price of $0.0316 for $15,800 for services provided.

On May 6, 2010, the Company issued 6,469,187 shares of Common Stock to Greg Shepard pursuant to that certain Debt Conversion and Stock Purchase Agreement by and between the Company and Mr. Shepard dated May 6, 2010, at a per share price of $0.016 in satisfaction of $103,507 of debt.

On May 12, 2010, the Company issued 50,000 shares of Common Stock at a per share price of $0.03 to Ken Riter for $1,500 for services.

On May 12, 2010, the Company issued 50,000 shares of Common Stock at a per share price of $0.03 to Denise Rose for $1,500 for services provided.

On May 12, 2010, the Company issued 50,000 shares of Common Stock at a per share price of $0.03 to Herbert Kuglmeir for $1,500 for services provided.

On May 12, 2010, the Company issued 8,000 shares of Class B Stock at a per share price of $2.50 to LMW Holding Company Inc. for $20,000 for services provided.

On May 12, 2010, the Company issued 1,000 shares of Class B Stock at a per share price of $2.50 to David Gennaro for $2,500 for services provided.

On May 12, 2010, the Company issued 1,000 shares of Class B Stock at a per share price of $2.50 to Robert D. Carcelli, Jr. for $2,500 for services provided.

On May 12, 2010, the Company issued 400 shares of Class B Stock at a per share price of $2.50 to Steve Grueber for aggregate gross proceeds of $1,000.

On May 12, 2010, the Company issued 2,000 shares of Class B Stock to Preston Olsen pursuant to that certain Stock Purchase Agreement by and between the Company and Mr. Olsen dated May 7, 2010, at a per share price of $2.50 for aggregate gross proceeds of $5,000.

On May 12, 2010, the Company issued 2,000 shares of Class B Stock at a per share price of $2.50 to Dorothy Iudiciani for aggregate gross proceeds of $5,000.

On May 12, 2010, the Company issued 2,000 shares of Class B Stock at a per share price of $2.50 to Bill Gaffney Sr. for aggregate gross proceeds of $5,000.

On May 12, 2010, the Company issued 2,000 shares of Class B Stock at a per share price of $2.50 to Tim Manucci for aggregate gross proceeds of $5,000.

On May 12, 2010, the Company issued 1,000 shares of Class B Stock at a per share price of $2.50 to Soil Remediation Inc. for aggregate gross proceeds of $2,500.

On May 12, 2010, the Company issued 400 shares of Class B Stock at a per share price of $2.50 to Jacqueline S. Haynes for aggregate gross proceeds of $1,000.

On May 12, 2010, the Company issued 400 shares of Class B Stock at a per share price of $2.50 to Jacqueline Ward for aggregate gross proceeds of $1,000.

On May 12, 2010, the Company issued 800 shares of Class B Stock at a per share price of $2.50 to Joseph Van Oudenhove for aggregate gross proceeds of $2,000.

On May 12, 2010, the Company issued 480 shares of Class B Stock at a per share price of $2.50 to Jason Carcelli for aggregate gross proceeds of $1,200.

On May 12, 2010, the Company issued 120 shares of Class B Stock at a per share price of $2.50 to Ron Carcelli Sr. for aggregate gross proceeds of $300.

On May 12, 2010, the Company issued 400 shares of Class B Stock at a per share price of $2.50 to Ron Carcelli Jr. for aggregate gross proceeds of $1,000.

On May 12, 2010, the Company issued 200 shares of Class B Stock at a per share price of $2.50 to Robert Carcelli for aggregate gross proceeds of $500.

On May 12, 2010, the Company issued 17,130 shares of Series B Preferred Stock to Matthew Shepard, a related party to the Company, pursuant to that certain Debt Conversion and Stock Purchase Agreement by and between the Company and Mr. Shepard dated April 14, 2010 at a per share price of $5.00, in satisfaction of accrued wages totaling $85,650.

On May 12, 2010, the Company issued 6,068 shares of Series B Preferred Stock to Bill Anderson, a related party to the Company, pursuant to that certain Stock Purchase Agreement by and between the Company and Mr. Anderson dated May 7, 2010 (the “Anderson Agreement”), at a per share price of $5.00 in satisfaction of accrued wages totaling $30,338.

On May 12, 2010, the Company issued 7,389 shares of Series B Preferred Stock to Bill Anderson, a related party to the Company, to the Company, pursuant to the Anderson Agreement, at a per share price of $5.00 in satisfaction of amounts owned to Mr. Anderson equal to $36,943.

On May 12, 2010, the Company issued 11,715 shares of Series B Preferred Stock to Alan Fleming, a related party to the Company, pursuant to that certain Stock Purchase Agreement by and between the Company and Mr. Fleming dated April 14, 2010 at a per share price of $5.00 in satisfaction of $58,575 owed to Mr. Fleming for expense reimbursement.

On May 12, 2010, the Company issued 10,625,000 shares of Common Stock to John Rossi, a related party to the Company, in satisfaction of a $12,500 payable plus $6,250 of additional paid in capital to Mr. Rossi for delivery to the Company of proceeds from the sale of certain shares of Mr. Rossi’s Common Stock.

On May 13, 2010, the Company issued 2,775 shares of Series B Preferred Stock at a per share price of $2.25 to John Wright, a related party to the Company, for aggregate gross proceeds of $6,250.

On May 13, 2010, the Company issued 173 shares of Series B Preferred Stock at a per share price of $2.50 to John Wright, a related party to the Company, in satisfaction of $432 owed to Mr. Wright for expense reimbursement.

On May 13, 2010, the Company issued 2,775 shares of Series B Preferred Stock at a per share price of $2.25 to Monica S. Wright for aggregate gross proceeds of $6,250.

On May 13, 2010, the Company issued 2,775 shares of Series B Preferred Stock at a per share price of $2.25 to Nichole N. Wright for aggregate gross proceeds of $6,250.

On May 13, 2010, the Company issued 2,775 shares of Series B Preferred Stock at a per share price of $2.25 to Joseph G. Wright for aggregate gross proceeds of $6,250.

On May 17, 2010, the Company issued 120 shares of Series B Preferred Stock at a per share price of $2.50 to James Mickler for aggregate gross proceeds of $300.

On May 17, 2010, the Company issued 18,290,155 shares of Common Stock at a per share price of $0.015 to Commodities Trading Corporation, a related party to the Company, in satisfaction of outstanding promissory notes with outstanding balances of $274,352.32.

On May 20, 2010, the Company issued 9,593 shares of Series B Preferred Stock at a per share price of $4.45 to John C. Brewer, a related party to the Company, in satisfaction of amounts owed to Mr. Brewer equal to $42,732.54.

On May 20, 2010, the Company issued 40,407 shares of Series B Preferred Stock at a per share price of $4.45 to Garbalizer Corporation of America (“Garbalizer”) in satisfaction of amount owed to Garbalizer with a total outstanding balance of $180,000.

Item 6.  Exhibits.

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

No.	Description	Location
2.1	Stock Purchase Agreement dated October 19, 2009 by and among Garb Oil & Power Corporation, Igor Plahuta and John Rossi	Exhibit 2.1 to our current report on Form 8-K filed on November 3, 2009
2.2
Addendum No. 1 to Stock Purchase Agreement between Garb-Oil & Power Corporation on One Part and John Rossi and Igor Plahuta and Resource Protection Services GmbH as the Other Part, dated October 19, 2010
Exhibit 4.2 to our annual report on Form 10-K filed on April 22, 2010
3.1	Articles of Incorporation	Exhibit 3.1 of Registration Statement on Form 10, File No 000-14859
3.2	Articles of Amendment to Articles of Incorporation dated January 27, 1978	Exhibit 3.2 to our annual report on Form 10-K filed on April 22, 2010
3.3	Articles of Amendment to Articles of Incorporation dated January 13, 1981	Exhibit 3.3 to our annual report on Form 10-K filed on April 22, 2010
3.4	Articles of Amendment to Articles of Incorporation dated April 19, 1984	Exhibit 3.4 to our annual report on Form 10-K filed on April 22, 2010
3.5	Articles of Amendment to Articles of Incorporation dated October 29, 1985	Exhibit 3.5 to our annual report on Form 10-K filed on April 22, 2010
3.6	Articles of Amendment to Articles of Incorporation dated May 19, 2006	Exhibit 3.6 to our annual report on Form 10-K filed on April 22, 2010
3.7	Articles of Amendment to Articles of Incorporation dated March 10, 2010	Exhibit 99.3 to our current report on Form 8-K filed on March 11, 2010
3.8	By-Laws	Exhibit 3.2 of Registration Statement on Form 10, File No. 000-14859
4.1	Stock Purchase Agreement by and among Garb Oil & Power Corporation, John Rossi and Igor Plahuta dated March 22, 2010	Exhibit 4.1 to our current report on Form 8-K filed on March 26, 2010
4.2	Memorandum of Understanding by and between Garb Oil & Power Corporation and LeRoy Jackson, dated January 15, 2010	Filed herewith
4.3	Securities Purchase Agreement by and between Asher Enterprises, Inc. and Garb Oil & Power Corporation dated March 11, 2010	Filed herewith
4.4	8% Convertible Promissory note to Asher Enterprises, Inc., dated March 11, 2010 with principal face amount of $50,000	Filed herewith
4.5	Agreement by and between the Garb Oil & Power Corporation and Premier Media Services, Inc., dated February 27, 2010	Filed herewith
4.6	Agreement by and between Garb Oil & Power Corporation and Premier Funding & Financial Marketing Service LLC dated January 14, 2010	Filed herewith
4.7	Consulting Agreement by and between Garb Oil & Power Corporation and Richard Papaleo dated April 1, 2010	Filed herewith

No.	Description	Location
4.8	Debt Conversion and Stock Purchase Agreement by and between Garb Oil & Power Corporation and Greg Shepard dated May 6, 2010	Filed herewith
4.9	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Preston Olsen dated May 7, 2010	Filed herewith
4.10	Debt Conversion and Stock Purchase Agreement by and between Garb Oil & Power Corporation and Matthew Shepard dated April 14, 2010	Filed herewith
4.11	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Bill Anderson dated May 7, 2010	Filed herewith
4.12	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Alan Fleming dated April 14, 2010	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

Date: May 24, 2010	By: /s/ John Rossi
John Rossi
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)