Form 10-Q
period 2010-06-30
GARB OIL & POWER CORP
filed 2010-08-23
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 0-14859

GARB OIL & POWER CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
1588 South Main Street, Suite 200, Salt Lake City, Utah 84115
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:   801- 832-9865

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of August 23, 2010 was 115,834,342

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 13 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

•	risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “GARB” mean Garb Oil & Power Corporation, unless otherwise stated.

Garb Oil & Power, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited-Restated)
CURRENT ASSETS:
Cash	$1,397	$19,657
Accounts receivable (net of allowance of $0)	-	25,105
Due from related parties	-	515,048
Prepaid expenses and other current assets	136,920	1,702
TOTAL CURRENT ASSETS	138,317	561,512

NET PROPERTY AND EQUIPMENT	31,085	39,132

OTHER ASSETS:
Deposits	300	300
TOTAL OTHER ASSETS	300	300

	$169,702	$600,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash overdraft	$52,405	$70,903
Accounts payable	336,436	179,756
Accrued expenses	1,527,776	1,419,185
Related party payables	2,099	124,055
Convertible debentures due in one year (net of debt discount of $134,125 and $0)	875	-
Notes payable	573,737	570,666
Notes payable related parties	-	506,852
Due to officers	69,269	313
Deferred tax liability	15,026	17,244
Derivative instrument liability	57,739	-
TOTAL CURRENT LIABILITIES	2,635,362	2,888,974

STOCKHOLDERS' DEFICIT:

Preferred stock - Series A, $.0001 par value; authorized shares -
1,000,000 shares authorized; 2 and 0 issued and outstanding	-	-
Preferred stock - Series B, $.0001 par value; authorized shares -
30,000,000 shares authorized; 205,393 and 0 issued and outstanding	21	-
Common stock, $.001 par value; authorized shares -
50,000,000,000 shares; 115,834,342 and 47,170,709 shares issued and outstanding (1)	115,834	79,250
Common stock to be issued	4,000	4,000
Additional paid-in capital	1,270,630	29,000
Accumulated deficit	(3,735,406)	(2,386,580)
Other comprehensive income (loss)	(117,092)	739
Total stockholders' deficit	(2,462,013)	(2,273,591)
Non-controllng interest	(3,647)	(14,439)
TOTAL STOCKHOLDERS' DEFICIT	(2,465,660)	(2,288,030)

	$169,702	$600,944

(1)	Adjusted for creation of par value for common shares in March, 2010

See notes to unaudited financial statements

Garb Oil & Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Sales (returns)	$(5,853)	$58,912	$(5,853)	$81,764
TOTAL REVENUE	(5,853)	58,912	(5,853)	81,764

COST OF SALES:
Cost of sales (returns)			(15,190)
TOTAL COST OF SALES	-	-	(15,190)	-

GROSS PROFIT (LOSS)	(5,853)	58,912	9,337	81,764

OPERATING EXPENSES:
General and administrative	697,638	65,065	887,665	102,310
Travel	98,007	10,077	123,438	10,077
Depreciation	8,043	3,149	9,775	6,052
TOTAL OPERATING EXPENSES	803,688	78,291	1,020,878	118,439

OPERATING LOSS	(809,541)	(19,379)	(1,011,541)	(36,675)

OTHER INCOME (EXPENSE)	163,465		163,116	1,920
INTEREST EXPENSE	(1,503)	(879)	(100,907)	(2,096)
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	76,386	-	76,386	-
NET LOSS BEFORE INCOME TAXES	$(571,193)	$(20,258)	$(872,946)	$(36,851)

INCOME TAXES	(30)	857	343	1,620

NET LOSS before non-controlling interest	(571,163)	(21,115)	(873,289)	(38,471)

NET INCOME attributable to non-controlling interest	1,525	7,447	-	9,858
NET LOSS	$(572,688)	$(28,562)	$(873,289)	$(48,329)

BASIC AND DILUTED - LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	115,834,342	34,276,430	97,542,171	31,052,861

See notes to unaudited financial statements

Garb Oil & Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(873,289)	$(19,017)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	-	2,903
Write down - impairment of assets	8,048	-
Minority interest in earnings	10,792	-
Derivative instrument liability expensed	57,739	-

Changes in assets and liabilities:
Accounts receivable	25,105	18,419
Due from related party	142,986	(24,026)
Prepaid expenses	(135,218)	(61)
Accounts payable and accrued expenses	318,544	8,201
Net cash used in operating activities	(445,293)	(13,581)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Effect of exchange rate changes on cash	-	29,603
Payments on notes payable	-	(1,175)
Proceeds from notes payable	380,115	-
Proceeds from private placement	94,918	-
Proceeds from convertible debentures	135,000	-
Increase in deferred finance costs	(134,125)	-
Proceeds from officer loan	68,956	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	544,864	28,428

Effect of exchange rate on cash	(117,831)	-

NET INCREASE (DECREASE) IN CASH	(18,260)	14,847

CASH - BEGINNING OF PERIOD	19,657	4,810

CASH - END OF PERIOD	$1,397	$19,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$1,745

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock to be issued in connection with private placement	$4,000	$-
Common stock issued in connection with settlements	$777,392	$-
Unamortized beneficial conversion	$134,126	$-

See notes to unaudited financial statements

Garb Oil & Power Corporation
Notes to the Unaudited Consolidated Financial Statements
 For the six months ended June 30, 2010 and 2009

1.	Nature of Operations and Going Concern

Garb Oil & Power, Corporation (the “Company”) was incorporated in the State of Utah in 1972 under the name Autumn Day, Inc.  The Company changed its name to Energy Corporation International in 1978, to Garb-Oil Corporation of America in 1981 and finally to Garb Oil & Power Corporation in 1985.  The Company is a provider of high-quality equipment to waste processing and recycling industries.  Garb supplies enabling technologies that allow its clients to push their waste processing and recycling goals forward.  Whether the need is for single machines or an entire plant, Garb provides innovative, profitable ideas and comprehensive value-added solutions providing for a high rate of return on investment.

The Company has designed a system intended to recover rubber from used large, off-the-road (“OTR”) tires.  The Company has the rights to act as the non-United States agent for a third party’s unproven technology for the remediation of radioactive wastes and exclusive rights to build its plants in the United States and abroad.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $873,289 for the six months ended June 30, 2010, and has an accumulated deficit of $3,735,406.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the sale of equipment and technology, development and installation of, and engineering and site development.  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation and Restatement

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in the Company’s filing of Form 10K.

On January 15, 2010, Resource Protection Systems GmbH, a corporation organized under the laws of Germany, (“RPS”) and a wholly-owned subsidiary of the Company, purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The transaction is accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The assets and liabilities of the combined entities are shown at historical cost. Accordingly, the December 31, 2009 balance sheet includes the audited balances of the Company and RPS and the unaudited balance sheet of Newview.  As a result, the accompanying December 31, 2009 balance sheet has been indicated as unaudited.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

 Restatement of Year End Numbers
In June 2010, the Company became concerned over a number of inquires made by the SEC regarding its previously filed 10K for the period ending December 31, 2009 and its 10Q for the period ending March 31, 2010.   The number of questions regarding its accounting and reporting called into question the accuracy of the filings.  The Board of Directors determined it was in the best interests of the Company and its shareholders to seek new auditors as well as retain advisors to assist in evaluating accounting and finance questions raised by the SEC.

The Company has retained new auditors as indicated in our 8K filing of July 23, 2010.  Subsequently, in preparing the 10Q for the period ending June 30, 2010, the following discrepancies resulted in the Company filing a restated Balance Sheet for the year ended December 31, 2009 on its June 30, 2010 10Q filing:

•	In connection with the booking of the acquisition of RPS which was deemed a “Recapitalization”, certain entries had to be made to correct the initial booking of the recapitalization.

•
Also in connection with the acquisition of RPS, the Company a issued five year stock options to purchase 100,000,000 share of the Company’s common shares at an exercise price equal to one-tenth of the closing ask price for the ten trading days prior to the exercise of the option.  The options were issued in connection with the acquisition of RPS and became effective only upon the increase in authorized shares of common stock which took place on March 15, 2010.  The options expire in January 2015.  At the time of the issuance of the December 31, 2009 10K, the Board approval for this transaction contained language which made the option contingent on the future increase in authorized shares.  The increase in authorized shares required did not take place until March 15, 2010 at which point the issuance was treated as part of the recapitalization with no P&L impact.  In December 2009, the Company had recorded a liability to issue the stock option of $3,150,000 specifically because it did not have the shares authorized.  Since the Board specifically stated that the options were contingent on the increase in authorized shares this entry was reversed.  The impact was a reduction in liabilities.

•	Several additional entries were made which the Company felt were necessary as of December 31, 2009. These numbers will be subsequently verified by audit.

As a result of these items, the Board has determined that all filings for the last year will be reviewed and where necessary re-filed in the near future to correct these deficiencies.   The Company expects to re-audit all of its books and records in connection with these re-filings.  This report contains a restated year-end balance sheet.  The Company also expects to file an 8-K for non-reliance of these filings.

3.	Summary of Significant Accounting Policies

a)   Accounting Principles

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b)   Foreign Currency Translation

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with guidelines issued by the FASB as follows:

i) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii) non-monetary assets at historical rates; and

iii) revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the stockholders equity section of the balance sheet as “other comprehensive income”.

As of June 30, 2010, the Company operates in the United States, Spain and Germany.

e)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

f)   Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

g)   Accounts receivable and concentration of credit risk

The Company currently has no accounts receivable, and therefore, does not currently foresee a concentrated credit risk associated with trade receivables.  If and when the Company commences operations that generate revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

h)   Fair Value Measurements

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009 with the exception of the note payable to officer.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2010 and December 31, 2009, the fair value short-term financial instruments, approximates book value due to their short-term duration.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Financial Accounting Standards Board (“FASB”) issued, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

i)   Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

j)   Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

k)   Recently Adopted Accounting Pronouncements

There are several new accounting pronouncement issued or proposed by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

4.	Related party transactions

From time to time, our CEO, John Rossi lent money to the Company.  At June 30, 2010 the balance owed was $69,269.  The balance carries interest at 12% per annum and is due on demand.

5.	Capital Stock

a)        Authorized

On June 23, 2010 the Company filed an amendment with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below:
50,000,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred series A shares with a par value of $0.0001 per share; and

30,000,000 preferred series B shares with a par value of $0.0001 per share; and

19,000,000 preferred series C shares with a par value of $0.0001 per share

b)        Share Issuances

In January 2010, the Company issued 50,000 to LeRoy Jackson for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities (the “Jackson Issuance”).  The shares were issued with a conversion feature into preferred shares. The shares were converted automatically into 1,000 unregistered shares of the Company’s class B preferred stock (“Class B Preferred Stock”) on March 10, 2010.

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

On April 27, 2010, the Company issued an aggregate of 1,219 shares of Class B Preferred Stock to various parties for an aggregate of $2,438 of services provided.

On May 2, 2010, the Company issued an aggregate of 75,000 shares of Class B Preferred Stock to various parties for an aggregate of $150,000 of services provided.

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

On May 12, 2010, the Company issued an aggregate of 13,480 shares of Class B Preferred Stock to various purchasers for aggregate gross proceeds of $33,700.

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

On May 13, 2010, the Company issued 11,100 shares of Class B Preferred Stock to a related party for aggregate gross proceeds of $25,000.

On May 13, 2010, the Company issued 173 shares of Class B Preferred Stock to a related party in satisfaction of $432 owed to such purchaser for expense reimbursement.

On May 17, 2010, the Company issued 120 shares of Class B Preferred Stock for aggregate gross proceeds of $300.

On May 17, 2010, the Company issued 18,290,155 shares of Common Stock to an affiliate for forgiveness of $274,352 of debt.

On May 20, 2010, the Company issued 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,733 of debt.

6.	Debt Issuance

On March 8, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date.

On May 11, 201 the Company borrowed $40,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph.

On June 8, 201 the Company borrowed $45,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph.

As of August 23, 2010, no portion of the Asher Notes has been converted to common stock.

7.	Acquisitions

Newview

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview (the “Newview Acquisition”). The Company purchased Newview because it holds certain prorietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta, Director of the Company, was the 100% owner of Newview.  Mr. Plahuta had previously sold a 20% interest in Newview to an unrelated third party.  Mr. Plahuta has requested the cancellation of the agreement for non-payment and a final decision is pending.  The Company believes that this remaining 20% of Newview will be cancelled by year end and it will then be 100% owned by the Company.

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

8.	Subsequent Events

On June 17, 2010, the Company issued 1,000 shares of Class B Preferred Stock for aggregate gross proceeds of $10,000.

On July 6, 2010, the Company issued an aggregate of 1,600 shares of Class B Preferred Stock to various parties for an aggregate of $4,000 of services provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this quarterly report on Form 10-Q, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in its Annual Report on Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Further Information

The reports we file with the SEC are available, free of charge, on the Investor Relations page of our Web site www.ir-site.com/garb/sec.asp, as soon as reasonably practicable after we electronically file such material with the SEC.  Information on our Web site does not constitute a part of this quarterly report on Form 10-Q.

Our Current Business

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

On January 15, 2010, RPS, acquired 80% of the issued and outstanding stock of Newview.  Newview holds certain proprietary information and other technology we believe will help complete our e-waste processing business and processes.  This technology has now become integrated into our sales network.

On March 24, 2010, the Company acquired a 51% interest in a newly formed entity, eWaste USA, Inc., a Delaware corporation (“eWaste”).  The Company along with its partners intends on building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States.  John Rossi, the President and Chief Executive Officer of the Company, is also the Chairman and Chief Executive Officer of eWaste.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six month periods ended June 30, 2010 and 2009 which is included herein.

Our operating results for the six month periods ended June 30, 2010 and 2009 are summarized as follows:

	Six Months Ended June 30,
	2010	2009
Operating expenses	$1,020,878	118,439
Net Loss	$(873,289)	(48,329)

Revenues

We did not earn any revenues for the six months ended June 30, 2010, and in fact refunded $5,853 to a customer based on completion of a project and finalization of its costs. We anticipate that we will begin to record significant revenue in the second half of 2010 as projects that have been proposed and signed for are funded.

Expenses

Our expenses for the three and six month periods ended June 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
General and administrative	$697,638	$65,065	$887,665	$102,310
Travel	98,007	10,077	123,438	10,077
Depreciation	8,043	3,149	9,775	6,052
Total	$803,688	$78,291	$1,020,878	$118,439

General and Administrative

The increase in our general and administrative expenses for the three and six month periods ended June 30, 2010 compared to the comparative period ended June 30, 2009 was primarily due to consulting and professional fees in connection with our filings with the SEC and the acquisitions of RPS and Newview.

Consulting and Professional Fees

Consulting fees include fees in connection with the acquisition of RPS, and the structuring of future financings.  Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements.  Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements, and the closing of the various acquistions. Consulting and legal expenses will be ongoing during fiscal 2010 due to our continuing growth, and the probable re-statement of several filings with the SEC.

Liquidity and Capital Resources

Working Capital
			Percentage
	June 30,	Dec. 31	Increase
	2010	2009	(Decrease)
Current Assets	$138,317	$561,512	(75.4%	)
Current Liabilities	$2,635,362	$2,888,974	(8.8%	)
Working Capital (Deficiency)	$(2,497,045)	$(2,327,462)	(7.3%	)

Cash Flows
	Six Months Ended June 30,		Percentage Increase /
	2010	2009	(Decrease)
Cash Used in Operating Activities	$(563,124)	$(13,581)	(4,046.4%	)
Cash Used in Investing Activities	$-	$-	N/A
Cash Provided by Financing Activities	$544,864	$28,428	1,816.6
Net Increase (Decrease) in Cash	$(18,260)	$14,847	(222.9%	)

We anticipate that we will incur approximately $300,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 and our legal representation during the next twelve months. We do not have sufficient working capital to provide for the anticipated expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used cash in operating activities in the amount of $563,124 during the six month period ended June 30, 2010 and $13,581 during the six month period ended June 30, 2009. Cash used in operating activities was mostly funded by cash from financing activities.

Cash Used in Investing Activities

There was no cash used in investing activities during the six month period ended June 30, 2010 or 2009.

Cash Provided by Financing Activities

During the six month period ended June 30, 2010:

The Company raised $135,000 from the sale of a nine month convertible debenture to an unaffiliated, accredited investor.  The debenture is convertible at a 42% discount to the lowest 3 day trading price in the 10 day period prior to conversion.

The Company raised $74,000 from the private placement of 26,700 shares of Class B Preferred Stock to non-affiliated accredited investors at an average price of $2.77 per share.

The Company raised $69,956 from short term loans by an officer.  The loan carries 12% interest and is due on demand.

The Company raised $10,625 from the sale of restricted common stock to an officer at par value $0.001 per share.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 115,834,342 shares of common stock; 2 shares of Class A Preferred Stock; and 206,993 shares of Class B Preferred Stock issued and outstanding.

We have a five year option outstanding for the purchase of 100,000,000 shares of the Company’s common stock at an exercise price equal to one-tenth of the closing ask price for the ten trading days prior to the exercise of the option.  The options were issued in connection with the acquisition of RPS and became effective only upon the increase in authorized shares of common stock which took place on March 5, 2010.  The options expire in January 2015.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2010, our company has accumulated losses of $3,735,406. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2009, our independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of shares of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

Risks and Uncertainties

History of net losses

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

Limited internal controls

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

Inadequate disclosure controls and procedures

The Company does not have adequate personnel to review of day-to-day financial transactions, review of financial statement disclosures, or record, process, summarize and report within the time periods specified in SEC rules and forms for the period covered by this Report on Form 10-K. To remediate the control deficiencies, one of several specific additional steps is that the Company plans to undertake is to employ a fulltime CFO to implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC and implement internal processes and controls for all day-to-day financial transactions.  Our efforts to comply with disclosure controls and procedures are likely to continue to result in increased expenses and the commitment of significant financial and personnel resources.  We can give no assurance that in the future such efforts will be successful.

Need for additional capital

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

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment in the company. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of shares of our common stock to fluctuate substantially. These fluctuations may adversely affect the trading price of shares of our common stock.

Need for additional capital

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

Inability to obtain additional financing

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

Control of Company by officers and directors

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

Audit compliance costs

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

As of the date of this report, The Company’s management, including the Principal Executive Officer who is also currently the Principal Accounting Officer, and the independent consultant engaged to assist in the evaluation of the Company’s disclosure controls, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a – 15(b).  Based upon the evaluation, the Principal Executive Officer / Principal Accounting Officer and the independent consultant concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in periodic SEC filings.

Our management, with the participation of our Principal Executive Officer / Principal Accounting Officer and the independent consultant, have assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of June 30, 2010.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of June 30, 2010:

•
The Company’s accounting records, policies and procedures were not adequately maintained or documented, and the accounting and finance department lacked resources and sufficient technical accounting knowledge.

•
The Company did not analyze financial and operating results in a timely manner, including expenditures by certain management and others.  Additionally, the company did not proactively review legal contracts and sales orders entered into for financial implications.

•	Departments did not always work cohesively, particularly in regards to required disclosures, due diligence and acquisitions.
•
The Company has engaged in a number of related-party transactions.  Additionally, certain of the Company’s executive, directors and shareholders have outside business interests that could conflict with the priorities of the Company.

•	The Company has not widely circulated a code of ethics beyond the Company’s directors and officers.
•
The Company did not design and implement controls to communicate and monitor corporate strategy and objectives or compliance with policies and procedures, including expenditure policies at its operation in the Spain and Germany.

•	The Company has only one independent director on the Board of Directors.

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company.  During the third quarter of 2010 and continuing through this year and next, the Company has undertaken steps necessary to improve the control environment that include:

•	Engaged consultants to provide the necessary accounting and finance function providing staff with experience and skills more appropriate for a publicly traded company.
•	The Company has plans to implement a new accounting system to more effectively manage expenditures and analyze results against budgets and plans.
•	Engaged Sherb & Co. as independent auditors to provide audit and quarterly review of the Company’s financial statements.
•	More actively engaging the Board of Directors.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls.  In order to achieve compliance with Section 404 of the Sarbanes Oxley Act, we are performing system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.  We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement dated October 19, 2009 by and among Garb Oil & Power Corporation, Igor Plahuta and John Rossi filed as Exhibit 2.1 to our current report on Form 8-K filed on November 3, 2009
2.2
Addendum No. 1 to Stock Purchase Agreement between Garb-Oil & Power Corporation on One Part and John Rossi and Igor Plahuta and Resource Protection Services GmbH as the Other Part, dated October 19, 2010 filed as Exhibit 4.2 to our annual report on Form 10-K filed on April 22, 2010

3.1	Articles of Incorporation attached as Exhibit 3.1 of Registration Statement on Form 10, File No 000-14859
3.2	Articles of Amendment to Articles of Incorporation dated January 27, 1978 attached as Exhibit 3.2 to our annual report on Form 10-K filed on April 22, 2010
3.3	Articles of Amendment to Articles of Incorporation dated January 13, 1981 attached as Exhibit 3.3 to our annual report on Form 10-K filed on April 22, 2010
3.4	Articles of Amendment to Articles of Incorporation dated April 19, 1984 attached as Exhibit 3.4 to our annual report on Form 10-K filed on April 22, 2010
3.5	Articles of Amendment to Articles of Incorporation dated October 29, 1985 attached as Exhibit 3.5 to our annual report on Form 10-K filed on April 22, 2010
3.6	Articles of Amendment to Articles of Incorporation dated May 19, 2006 attached as Exhibit 3.6 to our annual report on Form 10-K filed on April 22, 2010
3.7	Articles of Amendment to Articles of Incorporation dated March 10, 2010 attached as Exhibit 99.3 to our current report on Form 8-K filed on March 11, 2010
3.8	Article of Amendment to Article IV of the Articles of Incorporation dated June 23, 2010 attached hereto as Exhibit 3.8
3.9	By-Laws attached as Exhibit 3.2 of Registration Statement on Form 10, File No. 000-14859
4.1	Stock Purchase Agreement by and among Garb Oil & Power Corporation, John Rossi and Igor Plahuta dated March 22, 2010 filed as Exhibit 4.1 on Form 10K filed on May 24, 2010
4.2	Memorandum of Understanding by and between Garb Oil & Power Corporation and LeRoy Jackson, dated January 15, 2010 filed as Exhibit 4.2 on Form 10K filed on May 24, 2010
4.3	Securities Purchase Agreement by and between Asher Enterprises, Inc. and Garb Oil & Power Corporation dated March 11, 2010 filed as Exhibit 4.3 on Form 10K filed on May 24, 2010
4.4	8% Convertible Promissory note to Asher Enterprises, Inc., dated March 11, 2010 with principal face amount of $50,000 filed as Exhibit 4.4 on Form 10K filed on May 24, 2010
4.5	Agreement by and between the Garb Oil & Power Corporation and Premier Media Services, Inc., dated February 27, 2010 filed as Exhibit 4.5 on Form 10K filed on May 24, 2010
4.6	Agreement by and between Garb Oil & Power Corporation and Premier Funding & Financial Marketing Service LLC dated January 14, 2010 filed as Exhibit 4.6 on Form 10K filed on May 24, 2010
4.7	Consulting Agreement by and between Garb Oil & Power Corporation and Richard Papaleo dated April 1, 2010 filed as Exhibit 4.7 on Form 10K filed on May 24, 2010
4.8	Debt Conversion and Stock Purchase Agreement by and between Garb Oil & Power Corporation and Greg Shepard dated May 6, 2010 filed as Exhibit 4.8 on Form 10K filed on May 24, 2010
4.9	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Preston Olsen dated May 7, 2010 filed as Exhibit 4.9 on Form 10K filed on May 24, 2010
4.10	Debt Conversion and Stock Purchase Agreement by and between Garb Oil & Power Corporation and Matthew Shepard dated April 14, 2010 filed as Exhibit 4.10 on Form 10K filed on May 24, 2010
4.11	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Bill Anderson dated May 7, 2010 filed as Exhibit 4.11 on Form 10K filed on May 24, 2010
4.12	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Alan Fleming dated April 14, 2010 filed as Exhibit 4.12 on Form 10K filed on May 24, 2010
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARB OIL & POWER CORPORATION

By

/s/ John Rossi
John Rossi
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Financial Officer)
Date: August 23, 2010