Form 10-Q
period 2010-09-30
GARB OIL & POWER CORP
filed 2011-01-21
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 0-14859

GARB OIL & POWER CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1588 South Main Street, Suite 200, Salt Lake City, Utah 84115
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:   801- 738-1355

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
Yes [  ] No [  ]

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of shares of common stock outstanding as of January 21, 2011 was 123,946,842

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” beginning on page 16 and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Garb Oil & Power, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited-Restated)
CURRENT ASSETS:
Cash	$183	$19,657
Accounts receivable (net of allowance of $0)	15,994	25,105
Due from related parties	-	515,048
Prepaid expenses and other current assets	133,662	1,702
TOTAL CURRENT ASSETS	149,839	561,512

NET PROPERTY AND EQUIPMENT	31,946	39,132

OTHER ASSETS:
Deposits	-	300
TOTAL OTHER ASSETS	-	300

	$181,785	$600,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash overdraft	$2,004	$70,903
Accounts payable	685,211	179,756
Accrued expenses	1,614,609	1,419,185
Related party payables	4,194	124,055
Convertible debentures due in one year (net of debt discount of $64,472 and $0)	70,528	-
Notes payable	634,827	570,666
Notes payable related parties	-	506,852
Due to officers	69,269	313
Deferred tax liability	16,712	17,244
Derivative instrument liability	55,473	-
TOTAL CURRENT LIABILITIES	3,152,827	2,888,974

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $.0001 par value; authorized shares -
1,000,000 shares authorized; 2 and 0 issued and outstanding	-	-
Preferred stock - Series B, $.0001 par value; authorized shares -
30,000,000 shares authorized; 306,994 and 0 issued and outstanding	31	-
Preferred stock - Series C, $.0001 par value; authorized shares -
19,000,000 shares authorized; 0 and 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized shares -
50,000,000,000 shares; 115,834,342 and 79,250,000 shares issued and outstanding (1)	115,834	79,250
Common stock to be issued	4,000	4,000
Additional paid-in capital	1,670,418	29,000
Accumulated deficit	(4,705,824)	(2,386,580)
Other comprehensive income (loss)	(47,904)	739
Total stockholders' deficit	(2,963,445)	(2,273,591)
Non-controllng interest	(7,597)	(14,439)
TOTAL STOCKHOLDERS' DEFICIT	(2,971,042)	(2,288,030)

	$181,785	$600,944

(1)  Adjusted for creation of par value for common shares in March, 2010

See notes to unaudited financial statements

Garb Oil & Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Sales (returns)	$(421)	$-	$(6,274)	$22,852
TOTAL REVENUE	(421)	-	(6,274)	22,852

COST OF SALES:
Cost of sales (returns)	15,190		-	-
TOTAL COST OF SALES	15,190	-	-	-

GROSS PROFIT (LOSS)	(15,611)	-	(6,274)	22,852

OPERATING EXPENSES:
General and administrative	792,041	57,328	1,679,706	94,573
Travel	13,428	-	136,866	-
Depreciation	(4,923)	-	4,852	2,903
TOTAL OPERATING EXPENSES	800,546	57,328	1,821,424	97,476

OPERATING LOSS	(816,157)	(57,328)	(1,827,698)	(74,624)

OTHER INCOME (EXPENSE)	18,040	-	181,156	258
INTEREST EXPENSE	5,387	(51,759)	(95,520)	(52,976)
MARK TO MARKET - DERIVATIVE INSTRUMENT LIABILITY	-	-	76,386	-
NET LOSS BEFORE INCOME TAXES	$(792,730)	$(109,087)	$(1,665,676)	$(127,342)

INCOME TAXES	5	-	348	763

NET LOSS before non-controlling interest	(792,735)	(109,087)	(1,666,024)	(128,105)

NET INCOME attributable to non-controlling interest	-	-	-	2,411

NET LOSS	$(792,735)	$(109,087)	$(1,666,024)	$(130,516)

BASIC AND DILUTED - LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	115,834,342	47,170,709	103,639,561	36,425,477

See notes to unaudited financial statements

Garb Oil & Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,666,024)	$(130,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,852	-
Minority interest in earnings	6,842	-
Stock issued for compensation	150,000	-
Stock to be issued for services	-	-
Derivative instrument liability expensed	55,473	-

Changes in assets and liabilities:
Accounts receivable	9,111
Due from related party	142,986	(270,586)
Deposits	300	-
Prepaid expenses	(131,960)	-
Accounts payable and accrued expenses	701,279	245,256
Net cash used in operating activities	(727,141)	(155,846)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	516,039	-
Proceeds from private placement	100,474	155,846
Proceeds from convertible debentures	135,000	-
Increase in deferred finance costs	(64,472)	-
Proceeds from officer loan	69,269	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	756,310	155,846

Effect of exchange rate on cash	(48,643)	-

NET DECREASE IN CASH	(19,474)	-

CASH - BEGINNING OF PERIOD	19,657	-

CASH - END OF PERIOD	$183	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock to be issued in connection with private placement	$4,000	$-
Common stock issued in connection with settlements	$777,392	$-
Unamortized note discount	$64,472	$-

See notes to unaudited financial statements

Garb Oil & Power Corporation
Notes to the Unaudited Consolidated Financial Statements
 For the nine months ended September 30, 2010 and 2009

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

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,666,024 for the nine months ended September 30, 2010, and has an accumulated deficit of $4,705,824.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the sale of equipment and technology, development and installation of, and engineering and site development.  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

2.	Basis of Presentation and Restatement

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in the Company’s filing of Form 10K.

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

The Company has retained new auditors as indicated in our 8K filing of July 23, 2010.  Subsequently, in preparing the 10Q for the period ending June 30, 2010, the following discrepancies resulted in the Company filing a restated Balance Sheet for the year ended December 31, 2009 on its June 30, 2010 10Q and the September 30, 2010 10Q filing:

•	In connection with the booking of the acquisition of RPS which was deemed a “Recapitalization”, certain entries had to be made to correct the initial booking of the recapitalization.

•
Also in connection with the acquisition of RPS, the Company issued five year stock options to purchase 100,000,000 shares of the Company’s common shares at an exercise price equal to one-tenth of the closing ask price for the ten trading days prior to the exercise of the option.  The options were issued in connection with the acquisition of RPS and became effective only upon the increase in authorized shares of common stock which took place on March 15, 2010.  The options expire in January 2015.  At the time of the issuance of the December 31, 2009 Form 10K, the Board approval for this transaction contained language which made the option contingent on the future increase in authorized shares.  The increase in authorized shares required did not take place until March 15, 2010 at which point the issuance was treated as part of the recapitalization with no P&L impact.  In December 2009, the Company had recorded a liability to issue the stock option of $3,150,000 specifically because it did not have the shares authorized.  Since the Board specifically stated that the options were contingent on the increase in authorized shares this entry was reversed.  The impact was a reduction in liabilities.

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

As of September 30, 2010, the Company operates in the United States, Spain and Germany.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d)  Use of Estimates

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

e)   Accounts receivable and concentration of credit risk

The Company currently has $15,994 and $25,105 accounts receivable at September 30, 2010 and December 31, 2009 respectively.  The Company does not currently foresee a concentrated credit risk associated with trade receivables.  When the Company generates significant ongoing revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

f)   Fair Value Measurements

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009 with the exception of the note payable to officer.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2010 and December 31, 2009, the fair value short-term financial instruments, approximates book value due to their short-term duration.

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

g)   Loss per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

h)   Reclassifications

Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

i)   Recently Adopted Accounting Pronouncements

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

From time to time, our CEO, John Rossi lent money to the Company.  At September 30, 2010 the balance owed was $69,269.  The balance carries interest at 12% per annum and is due on demand.

5.	Capital Stock

a)        Authorized

On June 23, 2010 the Company filed an amendment with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below.

Authorized capital stock consists of:

50,000,000,000 common shares with a par value of $0.001 per share; and

1,000,000 preferred series A shares with a par value of $0.0001 per share; and

30,000,000 preferred series B shares with a par value of $0.0001 per share; and

19,000,000 preferred series C shares with a par value of $0.0001 per share

b)        Share Issuances

In January 2010, the Company issued 50,000 common shares to LeRoy Jackson for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities (the “Jackson Issuance”).  The shares were issued with a conversion feature into preferred shares. The shares were converted automatically into 1,000 unregistered shares of the Company’s class B preferred stock (“Class B Preferred Stock”) on March 10, 2010.

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

On July 6, 2010, the Company issued 1,600 shares of Class B Preferred Stock to an unaffiliated, accredited investor for an investment of $4,000.

On September 7, 2010, the Company issued 100,000 shares of Class B Preferred Stock at a price of $2.50 per share to consultants as part of their compensation.

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

On May 11, 2010 the Company borrowed $40,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph.

On June 8, 2010 the Company borrowed $45,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph.

In January 2011, Asher converted $5,000 of principle into 1,612,500 share of Common Stock at an average price of $0.0031 per share.

7.	Acquisitions

Newview

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview S.L. (the “Newview Acquisition” or “Newview”). The Company purchased Newview because it holds certain prorietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta, Director of the Company, was the 100% owner of Newview.  Mr. Plahuta had previously sold a 20% interest in Newview to an unrelated third party.  Mr. Plahuta has requested the cancellation of the agreement for non-payment and a final decision is pending.  The Company believes that this remaining 20% of Newview will be cancelled by year end and it will then be 100% owned by the Company.

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

In October 2010, the Company issued 6,500,000 shares of common stock to an unaffiliated consulting group under a consulting agreement to provide public relations support.  The shares were issued at an average price of $0.00385 per share.

In October 2010, the Company issued 1,612,500 shares of common stock on conversion of $5,000 of convertible debentures.  The issuance price of the shares was $0.0031 per share.

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

On January 15, 2010, RPS, acquired 80% of the issued and outstanding stock of Newview S.L.  Newview holds certain proprietary information and other technology we believe will help complete our e-waste processing business and processes.  This technology has now become integrated into our sales network.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine month periods ended September 30, 2010 and 2009 which is included herein.

Our operating results for the nine month periods ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Operating expenses	$1,821,424	$97,476
Net Loss	$(1,666,024)	$(130,516)

Revenues

We did not earn any revenues for the nine months ended September 30, 2010, and in fact refunded $6,274 to customers based on completion of projects and finalization of costs. We anticipate that we will begin to record significant revenue in the second half of 2010 as projects that have been proposed and signed for are funded.

Expenses

Our expenses for the three and nine month periods ended September 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
General and administrative	$792,041	$57,328	$1,679,706	$94,573
Travel	13,428	-	136,866	-
Depreciation	(4,923)	-	4,852	2,903
Total	$800,546	$57,328	$1,821,424	$97,476

General and Administrative

The increase in our general and administrative expenses for the three and nine month periods ended September 30, 2010 compared to the comparative period ended September 30, 2009 was primarily due to consulting and professional fees in connection with our filings with the SEC and the acquisitions of RPS and Newview.

Consulting and Professional Fees

Consulting fees include fees in connection with the acquisition of RPS, and the structuring of future financings.  Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements.  Our legal expenses represent amounts paid to legal counsel in connection with our ongoing reporting requirements, and the closing of the various acquisitions. Consulting and legal expenses will be ongoing during fiscal 2010 due to our continuing growth, and the probable re-statement of several filings with the SEC.

Liquidity and Capital Resources

Working Capital

			Percentage
	September 30,	Dec. 31	Increase
	2010	2009	(Decrease)
Current Assets	$149,839	$561,512	(73.3%	)
Current Liabilities	$3,152,827	$2,888,974	(9.1%	)
Working Capital (Deficiency)	$(3,002,988)	$(2,327,462)	(29.0%	)

Cash Flows

	Nine Months Ended September 30,		Percentage Increase /
	2010	2009	(Decrease)
Cash Used in Operating Activities	$(727,141)	$(155,846)	366.6%
Cash Used in Investing Activities	$-	$-	N/A
Cash Provided by Financing Activities	$756,310	$155,846	385.3%
Net Increase (Decrease) in Cash	$(19,474)	$-	N/A

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $727,141 during the nine month period ended September 30, 2010 and $155,846 during the nine month period ended September 30, 2009. Cash used in operating activities was mostly funded by cash from financing activities.

Cash Used in Investing Activities

There was no cash used in investing activities during the nine month period ended September 30, 2010 or 2009.

Cash Provided by Financing Activities

During the nine month period ended September 30, 2010:

The Company raised $135,000 from the sale of a nine month convertible debenture to an unaffiliated, accredited investor.  The debenture is convertible at a 42% discount to the lowest 3 day trading price in the 10 day period prior to conversion.

The Company raised $78,000 from the private placement of 28,300 shares of Class B Preferred Stock to non-affiliated accredited investors at an average price of $2.76 per share.

The Company raised $69,956 from short term loans by an officer.  The loan carries 12% interest and is due on demand.

The Company raised $10,625 from the sale of restricted common stock to an officer at par value $0.001 per share.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 123,946,842 shares of Common Stock; 2 shares of Class A Preferred Stock; and 306,993 shares of Class B Preferred Stock issued and outstanding.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2010, our company has accumulated losses of $4,705,824. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Control of Company by officers and directors

As of December 31, 2009, John Rossi, Igor Plahuta, Bill Anderson, Matthew Shepard and John Brewer collectively owned 80.37% of all issued and outstanding common shares of the Company.  Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions, even if other shareholders oppose them. Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. Such actions could delay or prevent a change in our control. See “Security Ownership of Certain Beneficial Owners and Management.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Our management, with the participation of our Principal Executive Officer / Principal Accounting Officer and the independent consultant, have assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Based on such evaluation, we have concluded that our internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of September 30, 2010.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2010:

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
•
The Company did not design and implement controls to communicate and monitor corporate strategy and objectives or compliance with policies and procedures, including expenditure policies at its operation in Spain and Germany.

•	The Company has only one independent director on the Board of Directors.

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company.  During the third quarter of 2010 and continuing through this year and next, the Company has undertaken steps necessary to improve the control environment that include:

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

GARB OIL & POWER, INC.

By

/s/ John Rossi
John Rossi
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Financial Officer)
Date:	January 21, 2011