Form 10-K/A
period 2009-12-31
GARB OIL & POWER CORP
filed 2012-03-07
CIK 798371

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

5248 South Pinemont Dr. Suite C-110
Murray, UT 84123
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

The number of shares outstanding of the Registrant’s common stock, no par value, as of April 13, 2010 was 79,300,000

EXPLANATORY NOTE

Garb Oil and Power Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2010 (the “Original Report”).This Amendment is being filed primarily for the purpose of amending the following:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Revised our disclosure regarding Results of Operations.
•	Item 8. Financial Statements and Supplementary Data
o
Amended our Statement of Cash Flows to correctly reflect the effect of exchange rates on cash in accordance with ASC 230-10 and to change the description of an account to correctly reflect a change in related party accounts receivable.

o	Added a footnote describing our policy for Foreign Currency translation
o	Revised our Organization footnote to remove two subsidiaries that were dissolved prior to year end and had no impact on the Company’s operations and financial statements.
o	Revised our footnote discussing the acquisition of Resource Protection Systems GmbH.
o	Revised our Revenue Recognition policy footnote.
o	Revised our Related Party Transactions footnote.
o	Revised our Income Taxes footnote.
o	Revised our Notes Payable footnote.
o	Revised our Subsequent Events footnote.
•
Item 9A. Controls and Procedures-We revised our disclosure regarding our Evaluation of Disclosure Controls and Procedures and our disclosure on Management’s Annual Report on Internal Control over Financial Reporting

Except as expressly set forth above, the Original Report has not been amended, updated or otherwise modified. This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal year ended December 31, 2009. All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

Table of Contents

Item		Page
	Part I
1	Description of Business	1
1A	Risk Factors	5
1B	Unresolved Staff Comments	8
2	Properties	8
3	Legal Proceedings	8
4	[Removed and Reserved]	8
5	Market for Registrant’s Common Equity, Related Shareholder Matters
	and Issuer Purchases of Equity Securities	8
6	Selected Financial Data	10
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
7A	Quantitative and Qualitative Disclosures about Market Risk	15
8	Financial Statements and Supplementary Data	15

	Part II
	Consolidated Financial Statements	F-1
	Table of Contents	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-6
	Consolidated Statements of Stockholders’ Equity (Deficit)	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to the Consolidated Financial Statements	F-9
9	Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure	16
9A	Controls and Procedures	16
9B	Other Information	18

	Part III
10	Directors, Executive Officers and Corporate Governance	18
11	Executive Compensation	20
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
13	Certain Relationships and Related Transactions, and Director Independence	22
14	Principal Accountant Fees and Services	23
15	Exhibits, Financial Statement Schedules	24
	Signatures	26

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

Newview S.L.

On January 15, 2010, RPS acquired 80% of the outstanding equity of Newview S.L., a company organized under the laws of Spain (“Newview”) from Igor Plahuta (the “Newview Acquisition”).  In January 2009, Mr. Plahuta sold 20% of the outstanding equity of Newview to Artech Recyclingtechnik GmbH (“Artech”).  This transfer to Artech is in the process of being unwound and the 20% ownership previously transferred to Artech will be returned to Mr. Plahuta and immediately transferred to Garb.  We anticipate receiving the remaining 20% by year-end 2010.  The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($820,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($410,000), cash up to €150,000 ($205,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain (“SPR”) when RPS consummates such sale and receives payment therefore, and cash up to €150,000 ($205,000) from profits of RPS based on a percent of gross sales of RPS during a certain period.  Mr. Plahuta currently is the Managing Director of Newview.

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

3 . LEGAL PROCEEDINGS

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

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
John C. Brewer	23,046,611	@ $.0150	Satisfaction of indebtedness	7/8/2009	Common
RMT Trust	225,000	@ $.0044	Cash	7/8/2009	Common
Wright Enterprises	1,000,000	@ $.0037	Cash	10/17/2009	Common
Joseph Wright	1,000,000	@ $.0035	Cash	10/17/2009	Common
John Rossi	13,914,645.5	@ $.0250	Shares of RPS pursuant to the RPS Acquisition	10/27/2009	Common
Igor Plahuta	13,914,645.5	@ $.0250	Shares of RPS pursuant to the RPS Acquisition	10/27/2009	Common
Wallace Boyack	500,000	@ $.0100	Satisfaction of indebtedness	11/4/2009	Common
John Rossi	1,750,000	@ $.0096	Cash	12/7/2009	Common
Wright Enterprises	1,000,000	@ $.0150	Cash	10/30/2008	Common

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

During the years ended December 31, 2009 and 2008, the Company received revenue from sales of $45,330 and $305,826, respectively. These revenues included $39,008 and $131,007 for the years ended December 2009 and 2008, respectively, in related party sales for consulting services provided to NewView, an entity in which Mr. Plahuta is a majority owner. There were no costs of sales associated with the related-party consulting services. Cost of sales decreased from $157,725 to $0 for the years ended December 2009 and 2008, respectively. The decrease was due to the decrease of related sales from $174,819 to $6,322 and a credit that was received from a vendor in 2009 that reduced the cost of sales to $0.

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

The Company issued shares at a discount during 2009 and this resulted in an $18,300 loss on forgiveness of debt. Interest expense related to notes payable for the years ended December 31, 2009 and 2008 was $88,668 and $13,861 respectively.

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

For the fiscal year ended December 31, 2009, the Company’s Net Cash provided by in Investing Activities was $21,470 compared to $0 for the comparable period in 2008.  The increase in Net Cash Used in Investing Activities between the two periods resulted from an increase in proceeds from sale of property and equipment.

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

Organization. The consolidated financial statements for the year ended December 31, 2009 include our accounts and those of our wholly-owned subsidiary, RPS which was acquired on October 27, 2009 in an exchange of stock.  We acquired all of the issued and outstanding shares of common stock of RPS, a company engaged in the business of recycling and salvage. We purchased the shares from John Rossi and Igor Plahuta. Each owned 12,500 shares of common stock of RPS and the 25,000 shares constituted all of RPS's issued and outstanding shares. There are no relationships other than those related to the transaction between Mr. Rossi and Mr. Plahuta and the Company or any of its affiliates, directors, and officers. To acquire the 25,000 shares the Company issued a total of 27,829,291 shares of its common stock, and granted common stock options to acquire 100,000,000 shares of common stock for a term of five years at a price(s) to be determined based on one-tenth of the closing ask price for ten trading days prior to the exercise of the option. The terms resulted from negotiations between the Company and Mr. Rossi and Mr. Plahuta.

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

Foreign Currency. The financial statements of our foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. Dollars at year-end rates of exchange and results of operations are translated at average rates for the year.  Gains and losses resulting from these translations are included in accumulated other comprehensive income(loss) as a separate component of stockholders’ equity.

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

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Non-controlling Interests (previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — Amendments of ARB No. 51). ASC 810-10 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal ending December 31, 2009.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 22, 2010

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$ -	$ -
Accounts receivable-trade	8,239	36,352
Due from related parties	600,509	55,408
Prepaid expenses	1,026	274
Total current assets	609,774	92,034

Property and equipment, net	5,934	38,369

Other assets:
Long term loan to related party	-	416,118
Investments	1	1
Deposits	300	-
Total Other assets	301	416,119
Total assets	$ 616,009	$ 546,522

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Bank overdraft	$ 70,903	$ 69,955
Accounts payable and accrued expenses	173,072	63,719
Notes payable	570,979	-
Notes payable-related parties	465,819	-
Accrued interest	842,393	-
Accrued interest-related parties	124,055	-
Wages payable and other accrued liabilities	455,182	-
Income taxes payable	117,060	113,134
Stock options payable	3,150,000	-
Common stock payable	4,000	-
Total current liabilities	5,973,463	246,808

Deferred tax liabilities	17,244	13,382
Total long-term liabilities	17,244	13,382

Total liabilities	5,990,707	260,190

Stockholders’ equity(deficit):
Common stock; (no par value) 80,000,000 shares authorized,79,250,000 and 27,829,291 shares
issued and oustanding at December 31, 2009 and 2008	(4,586,035)	466,608
Accumulated other comprehensive income	51,509	46,328
Accumulated deficit	(840,172)	(226,604)
Total stockholders' equity (deficit)	(5,374,698)	286,332
Total liabilities and stockholders' equity (deficit)	$ 616,009	$ 546,522

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
SALES
Sales	$ 6,322	$ 174,819
Sales-related party	39,008	131,007
TOTAL SALES	45,330	305,826
COST OF SALES	-	157,725
GROSS PROFIT	45,330	148,101

EXPENSES
Salary, wages and commissions	423,542	177,096
Professional fees	40,983	-
Bad debts	-	91,485
Consulting fees	32,766	21,885
Travel	27,350	18,397
Depreciation and amortization	10,965	11,927
Telecommunications	10,825	10,038
Other general and administrative expenses	2,739	15,187
Total Operating Expenses	549,170	346,015

INCOME (LOSS) FROM OPERATIONS	(503,840)	(197,914)

OTHER INCOME(EXPENSE)
Loss on disposal of fixed assets	(2,215)	-
Loss on debt retirement	(18,300)	-
Other income	2,746	25,742
Interest expense	(88,668)	(13,861)
Total Other Income(Expense)	(106,437)	11,881
LOSS BEFORE INCOME TAXES	(610,277)	(186,033)
PROVISION(BENEFIT) FOR INCOME TAXES	3,291	(10,656)

NET LOSS	$ (613,568)	$ (175,377)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	5,181	(16,571)
TOTAL COMPREHENSIVE INCOME (LOSS)	$ (608,387)	$ (191,948)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	40,286,290	27,829,291

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Other	Accumulated
	Shares	Amount	Comp Income	Earnings (Deficit)

Balance, December 31, 2007	27,829,291	$ 324,450	$ 62,899	$ (51,227)
Imputed interest on related party notes payable		2,741
Contributed services		139,417
Foreign currency translation adjustment			(16,571)
Net loss for the year ended December 31, 2008				(175,377)
Balance, December 31, 2008	27,829,291	466,608	46,328	(226,604)
Equity instruments issued for reverse acquisition of RPS	47,170,709	(6,147,216)
Shares issued for cash	2,750,000	20,300
Shares issued for liability settlement	1,500,000	27,000
Forgiveness of debt-related party		852,000
Contributed services		195,273
Foreign currency translation adjustment			5,181
Net loss for the year ended December 31, 2009				(613,568)
Balance, December 31, 2009	79,250,000	$(4,586,035)	$ 51,509	$ (840,172)

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (loss)	$ (613,568)	$ (175,377)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	10,965	11,285
Loss on forgiveness of debt	18,300	-
Loan fee expense	15,571	-
Contributed services	195,272	139,417
Changes in assets and liabilities:
Accounts recievable	28,113	48,271
Related party accounts receivable	(128,983)	(191,828)
Prepaid expenses	(752)	332,711
Accounts payable and accrued expenses	355,513	(41,974)
Net cash flows from operating activities	(119,569)	122,505
Cash flows from investing activities:
Proceeds from sale of property and equipment	21,470	-
Net cash flows from investing activities	21,470	-
Cash flows from financing activities:
Proceeds from notes payable	6,000	-
Proceeds from notes payable-related party	66,618	526,991
Payments on nots payable-related party	-	(674,756)
Proceeds from issuance of stock	20,300	-
Net cash flows from financing activities	92,918	(147,765)
Net Increase(Decrease) in cash and cash equivalents	(5,181)	(25,260)
Effect of exchange rates on cash	5,181	(16,570)
Beginning Cash and Cash equivalents	-	41,830
Ending Cash and Cash equivalents	$ -	$ -

Supplemental disclosures of Cash flow information:
Cash paid for inerest	$ 9,405	$ 13,861
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

On October 27, 2009, the company closed a reverse-acquisition transaction with German-based Green-technologies company Resource Protection Systems GmbH (the “RPS Acquisition”). The reverse-acquisition brought to Garb a large portfolio of technologies in the areas of waste-to-energy, electronic waste (e-scrap/e-waste) refinement and recycling, and waste-rubber refinement and recycling. Garb is currently engaged in the sale of refining and recycling machines and the building and commissioning of turnkey waste-to-energy plants and refinement/recycling plants in e-scrap/e-waste and waste-rubber.

The accompanying consolidated financial statements include Garb and its wholly-owned subsidiary, Resource Protection Systems GmbH (“RPS”) which was acquired on October 27, 2009 in an exchange of stock.

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

To acquire the 25,000 shares the Company issued a total of 27,829,291 shares of its common stock. The agreement also provides for the granting of common stock options to acquire 100,000,000 shares of common stock once the Company increases its authorized shares of common stock . The exercise price(s) are to be determined based on one-tenth of the closing ask price for ten trading days prior to the exercise of the option and expire on November 1, 2014. The terms resulted from negotiations between the Company and Mr. Rossi and Mr. Plahuta.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 –  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES  (continued)

The Company has recorded a $3,150,000 liability on the balance sheet related to the obligation to grant options to acquire the 100,000,000 shares of common stock because the options do not become effective or exercisable until the authorized capital of the Company is increased to not less than 220,000,000 shares of common stock. The options expire November 1, 2014. The purchase price per share is computed based on one tenth of the average closing ask price for ten trading days prior to the date of exercise of all or part of the options. Effective March 5, 2010, the Company increased its authorized shares to 500,000,000. As a result, these options have been valued using the market price of the Company’s stock on the date that the authorized shares increased. Since these options were not effective or exercisable until March 5, 2010 and they were issued in conjunction with the recapitalization, the Company recorded a liability until the options are effectively granted on March 5, 2010. The $3,150,000, liability is considered as part of the consideration in the recapitalization of the Company and is based on the fair market value of the options on the date the options were ultimately granted, March 5, 2010.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 –  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

f. Revenue Recognition

Revenue is recognized when the following criteria are met: 1. persuasive evidence of an arrangement exists, which is generally in the form of a signed contract which specifies a fixed price, 2. the sales amount is determinable, 3. when title is transferred, which is when goods shipped to the customer has been received and accepted or services have been rendered, and 4. collection is reasonably assured.  In the past the Company has engaged in consulting activities but currently has no consulting contracts, revenue from these activities or expectations for such in the foreseeable future.

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 –  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 –  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 –  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

n. Foreign Currency

The foreign entities owned by the Company transact business using the Euro as their functional currency. All assets and liabilities of the foreign entity are translated at period-end exchange rates and all revenues and expenses are re-measured at average rates prevailing during the period. Equity transactions are translated at historical rates at the time of the transactions. Translation adjustments are reported as a separate component of Accumulated OCI. Transaction gains and losses are included in the Consolidated Statements of Operations.

NOTE 2 – RESOURCE PROTECTION SYSTEMS GmbH

On October 27, 2009, the Company acquired all of the issued and outstanding shares of common stock of Resource Protection Services GmbH (“RPS”), a corporation organized under the laws of Germany. The Company issued a total of 27,829,291 shares of its common stock in exchange for the 25,000 outstanding shares of RPS. RPS is engaged in the business of recycling and salvage; its technology includes processes and procedures to manufacture rubber talc. Rubber talc is a fine powder and is used in various products. RPS reported on its balance sheet its 47% ownership in Sistema Proteccion Recursos (“SPR”), a sister company located in Madrid, Spain that was acquired in to capitalize on the Spanish recycling industry.  On May 17, 2010 RPS sold its interest in SPR.

Through December 31, 2009 RPS had invested approximately $153,000 in SPR, but the investment has since been impaired to a value of $1 on the balance sheet at December 31, 2009 and 2008.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – RELATED PARTY TRANSACTIONS

On May 1, 1986 the Company executed an employment agreement with its then CEO. Under the terms of the agreement, the CEO’s salary was stated at $48,000 per year and remained so until the current period and has been accrued each year since. Upon the acquisition of RPS the former CEO resigned and agreed to forgive the accrued salary totaling $852,000. The forgiveness of accrued salary was recorded as a contribution of capital to the Company. During the year ending December 31, 2008, $139,417 in compensation to Igor Plahuta was also recorded as a contribution of capital. During the year ending December 31, 2009, compensation to both John Rossi and Igor Plahuta of $97,637 each, for a total of $195,273, was recorded as a contribution of capital to the Company. As of December 31, 2009, the Company has accrued $30,000 each to both its new CEO and its Director of Technology, and $155,650 to its new Executive Vice President, formerly its President. During the year ended December 31, 2009 and 2008, notes payable-related parties increased $465,819 and decreased $155,580, respectively. On June 10, 2009, 23,271,611 shares of common stock were issued at the closing bid price of the stock on the date of issuance, $0.015 per share, in payment of related-party loans and accrued interest due to the company’s CEO, decreasing the balance of notes payable-related parties. The prior year increase was due to additional proceeds from notes payable.

RPS had revenue transactions for consulting with NewView, an entity that Igor Plahuta is the majority owner, and SPR for product sales, for the years ending December 31, 2009 and 2008 in the amount of $39,008 and $131,007, respectively. Related party accounts receivable were $0 and $20,453 from Newview at December 31, 2009 and 2008, respectively. As this transaction is with a related party it cannot be presumed to be carried out on an arm’s length basis.

The Company’s former CEO, John Brewer had accrued wages owed to him of $852,000. Mr. Brewer agreed to forgive the total amount of wages owed to him December 31, 2009. Given that Mr. Brewer is a related party the forgiveness of this obligation resulted in a credit to additional paid-in capital in the amount of $852,000.

During the years ended December 31, 2009 and 2008 officers of the company contributed services amounting to $195,272 and $139,417, respectively.  These amounts have bneen charged to additional paid-in capital.

Short-term related party notes receivable at December 31, were

	2009	2008
Newview	$85,425	$0
Igor Plahuta	83,084	55,408
Clinica Dental	432,000	0

Short-Term Notes Receivable from Related Parties	$600,509	$55,408

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

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

An overdraft line-of-credit with Dresdner Bank in Germany for 10,000 Euros is personally secured by Igor Plahuta, Director of European Operations of the Company. Under the terms of the agreement with Dresdner Bank, the unpaid balance accrues interest at a variable rate (currently 13.5%) with a twelve month renewable term and no prepayment penalty.  The balance as of December 31, 2009 and 2008 was $0.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 – INCOME TAXES

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

	2009	2008
Deferred tax assets:
NOL carryover	$1,066,870	$1,012,750
Related parties	48,380	-
Accrued wages	170,160	-
Capital carryover	-	-
Deferred tax liabilities:
Depreciation	-	-
Valuation allowance	(1,285,410)	(1,012,750)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the federal and state income tax rates of 39% for U.S. tax rates for pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

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

NOTE 5 – INCOME TAXES (continued)

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

NOTE 6 – COMMITMENTS

The Company is currently negotiating employment agreements with its newly appointed officers.

As of December 31, 2009 the company had accrued a total of $257,988 in compensation to these officers. As of December 31, 2008, the company had accrued $0 to its officers.

NOTE 7 – OPERATING LEASES

The Company leases office space under a lease agreement on a month-to-month basis. Rental expense relating to this operating lease was $4,500 and $0 for the years ended December 31, 2009 and 2008, respectively.

NOTE 8 – NOTES PAYABLE

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

NOTE 8 – NOTES PAYABLE (continued)

Note payable, due January 6, 2007, one time
loan fee of one million shares, secured by all
company assets including future sales of
cement and urea by a related company accrues interest at 5 % per annum.	57,200	-
Note payable, due August 1, 2006, 12% interest,
one time loan fee of $2,500, secured by all
company assets	10,000	-
Note payable, due September 5, 2006, plus
interest at 5% per month, unsecured	2,250	-

	570,979	-

Less: Current Portion	(570,979)	-

Long-Term Notes Payable	$-	$-

The aggregate principal maturities of notes payable are as follows:

Amount
Year Ended December 31, 2010	$570,979
2011	-
2012	-
2013	-
2014	-
2015 and thereafter	-
Total	$570,979

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

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as set forth below:

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

On March 11, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,107 was recognized as interest expense on the date of issuance.

SRI

On March 18, 2010, the Company received and accepted purchase orders to design, install and sell the SRI Plant for $13,492,000. Building of the plant is expected to start by September 20, 2010, with commissioning planned by December 15, 2010.  Proceeds from the sale of the SRI Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the SRI Plant is subject to the buyer’s timely payment of milestone payments.  The financing of this project and all others will be done through debt raising. The projects will fully be funded through debt contribution via third party lenders. It is possible that a small part may also be funded through equity. The initial working capital costs, may be contributed by the Company.

LA Stella

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

NOTE 10 – SUBSEQUENT EVENTS (continued)
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

At a meeting held on March 26, 2010, the Company’s board of directors authorized the Company to issue (a) 15,250 Class B Shares to Matthew Shepard in satisfaction of accrued wages of $155,650.00 and any other amounts owing to Mr. Shepard, (b) 30,338 Class B Shares to Bill Anderson in satisfaction of loans by Mr. Anderson with outstanding principal and unpaid interest of $12,363.00 and any other amounts owing to Mr. Anderson and (c) 11,715 Class B Shares to Alan Fleming in satisfaction of unreimbursed business expenses of $267.00 and $6,763 AUD (Australian Dollar), accrued fees for services of $58,000.00 AUD and any other amounts owning to Mr. Fleming.

The Company has authorized 152,200,001 shares of preferred stock, $0.0001 par value per share of which 150,000,001 shares are designated as Class A Preferred Stock, 1,200,000 shares are Class B Preferred Stock and 1,000,000 are designated as Class B Preferred Stock.    Holders of the Class B Preferred Stock shall be entitled to receive dividends, when, as and if declared by the Board of Directors.  Holders of the Class B Preferred Stock shall be entitled to receive liquidation rights preferential to the holders of the Class A Preferred Stock.  Shares of Class B Preferred stock are convertible at the option of the holder into the number shares of Common Stock equal to the price of the Class B Preferred Stock divided by the par value of the Common Stock. Class B Preferred Stock is subject to lock-up provisions after purchase.   Each share of Class B Preferred Stock shall have ten votes for any election of the shareholders.

9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable except as previously reported.

9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, and as further discussed below, the Company’s Chief Executive Officer has concluded that its disclosure controls and procedures are not effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in periodic SEC reports that it file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who is currently acting as the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

b) Management’s Annual Report on Internal Control over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation and as further discussed below, management concluded that our internal control over financial reporting was not effective as of December 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The primary material weakness has been the lack of a dedicated person with responsibility over the internal controls and procedures.  The Company does not have a dedicated Principal Financial Officer and these responsibilities have fallen onto the Company’s Chief Executive Officer.  Additional oversight has been outsourced to a third party provider.  The lack of a dedicated person and reliance upon an outsourced service provider increases the likelihood that a material misstatement may not be prevented or detected.

In addition to the weaknesses set forth above, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2009, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

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

c) Changes in Internal Control Over Financial Reporting

As of December 31, 2009 the Company continued to have significant problems with segregation of duties. However, in the first quarter 2010, the Company nominated an Executive Vice President to separate some of the conflicting duties from the President. The Company also hired a Chief Operations Officer who, as a major responsibility, is tasked with creating an environment of proper segregation of duties. This includes the establishment of detailed job descriptions and the hiring of personnel to fill the required roles of the Company.  This will likely have a material affect on the Company’s internal control over financial reporting because it provides a segregation of duties and give the Company a dedicated individual that can monitor its financial reporting and relieves the Company’s Chief Executive Officer from having this additional duty.

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

Notwithstanding the foregoing, the Company is addressing the material weaknesses and deficiencies to make its internal controls more effective.  The Company has hired a Chief Operating Officer and plans to hire a Chief Financial Officer who will have the responsibility to oversee the Company’s internal controls and implement and oversee the Company’s internal control procedures.

9B. OTHER INFORMATION

None

PART III

10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Bill Anderson

Bill Anderson has been with Garb since 1990.  Bill was first elected to the Board in September 1993.  Prior to joining the Company, Mr. Anderson spent five years as a design engineer at Sperry Univac. Prior to that, he was a design engineer with Bell Telephone Laboratories.  Bill is experienced in manufacturing, mechanical design engineering and computer aided design and has made design improvements to our shredders to make them more reliable and easier to maintain.  Bill also has experience on the field and at coordinating on the project site.  He has expertise in the construction of tire shredders with different vendors and manufacturers.   Bill is a designer of several twin shaft shredders and a machine to remove the tread from large OTR mining tires so the rubber from the tread can be reclaimed and used for other products, Bill’s know-how extends to creating all of the patent drawings as well as the manufacturing drawing for OTR machine.  Mr. Anderson is experienced in dealing with our international supplier and negotiated machine purchasing contracts. He coordinated with manufacturing plant to build components for the shredders and then the final assembly of the shredders is done in the United States.  Mr. Anderson declared personal bankruptcy in July 1992 and agreed to a payment plan whereby his creditors have been or will be paid the full amount of his indebtedness.

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

In 2003 Igor was one of the first to mix 25% special treated rubber powder into raw rubber, to produce retreads for OTR-tire for recovery. This will be the next step to be developed, the combination of the Garb OTR-machine and the recovery technology already developed to be used in large mining facilities.  In 2004 Igor founded RPS with the strong belief that a raw material crisis is unavoidable, and began to focus on raw material substitution technology and recycling designs.  In 2008 he finished the development of a special rubber powder production line now to be marketed through Garb.  From 2007 to 2009 Igor served as a director of Sistema Proteccion Recursos and Managing Director of RPS.  From 2004 to present Mr., Plahuta has served as Managing Director at Newview and from 1992 to 2006 served as director of Artech Recyclingtechnik GmbH

Matthew Shepard

Mr. Shepard has been an executive and a director of Garb since January 9, 2006.  Matthew has 14 years of management experience to include positions held in not-for-profit organizations, military, private companies and public companies.  He has held positions in the United States, Europe, Middle-East and Asia.  Coming into Garb, Mr. Shepard brought with him a skill-set centered on clear vision, strategic thinking and an ability to inspire and mobilize.  Mr. Shepard holds a BS of Business Marketing from the University of Phoenix.

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

Name and Address	Amount	Percent of Class
John C. Brewer 1588 S. Main St. Salt Lake City, UT	23,271,611	29.3648%

Garbalizer Corporation of America Newhouse Office Building, Suite 507 Salt Lake City, Utah (Notes 1, 3 & 4)	9,788,291	12.3516%

Bill Anderson 1588 S. Main St., Suite 200 Salt Lake City, Utah	306,000	0.3861%

Name and Address	Amount	Percent of Class
Commodities Trading Corporation 1588 S. Main St., Suite 200 Salt Lake City Utah (Note 1)	500,000	0.6309%

John Rossi 1588 S. Main St., Suite 200 Salt Lake City, Utah	13,914,645.5	17.5579%

Igor Plahuta 1588 S. Main St., Suite 200 Salt Lake City, Utah	13,914,645.5	17.5579%

Matthew Shepard
1588 S. Main St., Suite 200 Salt Lake City, Utah	46,725	0.05896%

John Wright, et. al. 1588 S. Main St., Suite 200 Salt Lake City, Utah	2,000,000	2.5237%
All directors and officers as a group	63,695,193	80.3725%

_______________
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

RPS had revenue transactions for consulting with NewView, an entity that Igor Plahuta is the majority owner, and SPR for product sales, for the years ending December 31, 2009 and 2008 in the amount of $39,008 and $131,007, respectively. Related party accounts receivable were $0 and $20,453 from Newview at December 31, 2009 and 2008, respectively. As this transaction is with a related party it cannot be presumed to be carried out on an arm’s length basis.

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

3. Exhibits:

The Exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

No.	Description	Location
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

By: /s/ John Rossi
John Rossi, President and Chief Executive Officer

DATED this 7th day of March 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Rossi as his/her true and lawful attorney-in-fact and agent with full power of substitution, for him/her in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ John Rossi John Rossi	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 7, 2012

/s/ Igor Plahuta Igor Plahuta	Director	March 7, 2012

/s/ Alan Fleming Alan Fleming	Director	March 7, 2012