Form 10-Q/A
period 2010-03-31
GARB OIL & POWER CORP
filed 2012-03-07
CIK 798371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ______.

Commission File No. 000-14859

GARB OIL & POWER CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

5248 South Pinemont Dr., Suite C-110
Murray, Utah 84123
(Address of principal executive offices) (Zip Code)

(801) 738-1355
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
Yes ☐   No ☒

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

EXPLANATORY NOTE

Garb Oil & Power Corporation (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2010 originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010 (the “Original filing”). This Amendment is being filed primarily in order to amend and restate the Company’s financial statements in Item 1 and the related information in Item 2.

Except where specifically indicated, this Amendment to Form 10-Q does not reflect events occurring after the filing of the Original Filings or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Filing. Except as expressly set forth in this Form 10-Q/A, the Original Filing has not been amended, updated or otherwise modified.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
ASSETS	(re-stated and unaudited)
Current assets:
Cash	$ 21	$ 19,657
Accounts receivable-trade	23,493	25,105
Due from related party	-	515,084
Prepaid expenses	4,640	1,702
Total current assets	28,154	561,548

Property and equipment, net	34,928	39,131

Other assets:
Investments	1	1
Deposits	300	300
Total Other assets	301	301
Total assets	$ 63,383	$ 600,980

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	March 31, 2010	December 31, 2009
	(re-stated and unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 78,510	$ 70,903
Accounts payable and accrued expenses	181,075	179,752
Related party payable	345,335	104,951
Notes payable	658,099	570,979
Derivative liability	43,843	-
Notes payable-related parties	467,764	401,939
Accrued interest	878,484	842,393
Accrued interest-related parties	133,426	124,055
Wages payable and other accrued liabilities	381,136	459,733
Income taxes payable	109,573	117,060
Common stock payable	4,000	4,000
Stock options payable	-	3,150,000
Total current liabilities	3,281,245	6,025,765

Deferred tax liabilities	16,506	17,244
Total long-term liabilities	16,506	17,244

Total liabilities	3,297,751	6,043,009

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 150,000,001 shares authorized
2 and 0 shares issued and oustanding as of March 31, 2010
and December 31, 2009, respectively	-	-
Class B preferred; ($.0001 par value) 1,200,000 shares authorized
1,000 and 0 shares issued and oustanding as of March 31, 2010
and December 31, 2009, respectively	-	-
Class C preferred; ($.0001 par value) 1,000,000 shares authorized no shares issued and oustanding as of March 31, 2010
and December 31, 2009, respectively	-	-
Common stock; ($.001 par value) 500,000,000 shares authorized,
79,300,000 and 79,250,000 shares issued and oustanding at
March 31, 2010 and December 31, 2009, respectively	79,300	79,250
Additional paid in capital	(2,178,489)	(4,660,949)
Accumulated other comprehensive income	103,256	51,389
Accumulated deficit	(1,222,629)	(897,409)
Total Garb Oil & Power stockholders' equity (deficit)	(3,218,562)	(5,427,719)
Non-controlling interest	(15,806)	(14,310)
Total stockholders' equity (deficit)	(3,234,368)	(5,442,029)
Total liabilities and stockholders' equity (deficit)	$ 63,383	$ 600,980

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three month periods ended
	March 31, 2010	March 31, 2009
	(re-stated and unaudited)	(unaudited)
SALES
Sales	$ -	$ 22,852
Sales-related party	-	-
TOTAL SALES	-	22,852
COST OF SALES	-	-
GROSS PROFIT	-	22,852

OPERATING EXPENSES
Selling, general and administrative	250,800	40,148
Total Operating Expenses	250,800	40,148

INCOME (LOSS) FROM OPERATIONS	(250,800)	(17,296)

OTHER INCOME(EXPENSE)
Other income	12,947	258
Interest expense	(88,497)	(1,217)
Total Other Income(Expense)	(75,550)	(959)
LOSS BEFORE INCOME TAXES	(326,350)	(18,255)
PROVISION(BENEFIT) FOR INCOME TAXES	366	763

NET LOSS BEFORE NON-CONTROLLING INTEREST	(326,716)	(19,018)
Net Income (loss) attributable to non-controlling interest	(1,496)	2,411
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(325,220)	(21,429)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(51,867)	9,415
TOTAL COMPREHENSIVE INCOME (LOSS)	(377,087)	(12,014)
Comprehensive income(loss) attributable to non-controlling interest	(10,373)	1,883
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (366,714)	$ (13,897)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	79,250,000	79,250,000

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2010	March 31, 2009
	(re-stated and unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$ (325,220)	$ (21,429)
Adjustments to reconcile net loss to net cash from
operating activities:
Net loss attributable to non-controlling interest	(1,496)	2,411
Depreciation	1,700	2,903
Shares issued for services	51,505	-
Loan fees	39,207	-
Contributed services	-	39,087
Changes in assets and liabilities:
Accounts recievable	1,612	18,419
Related party receivable	-	(24,026)
Prepaid expenses	(2,939)	(61)
Accounts Payable	13,239	4,005
Accrued interest	36,091	-
Accrued interest-related party	9,371	-
Income taxes payable	(8,226)	-
Other accrued expenses	56,194	(3,636)
Net cash flows from operating activities	(128,962)	17,673
Cash flows from investing activities:
Net cash flows from investing activities	-	-
Cash flows from financing activities:
Net Proceeds from convertible notes payable	47,000	-
Bank overdraft	7,607	-
Payments on notes payable-related party	-	(1,175)
Due to related party for acquisition of NewView	-	-
Proceeds from issuance of common stock	5,000	-
Net cash flows from financing activities	59,607	(1,175)
Net Increase(Decrease) in cash and cash equivalents	(69,355)	16,498
Effect of exchange rates on cash	49,719	199
Beginning Cash and Cash equivalents	19,657	4,810
Ending Cash and Cash equivalents	$ 21	$ 21,507

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$ -	$ 1,745
Cash paid for income taxes	$ -	$ -

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$ 134,790	$ -
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$ 3,150,000	$ -
Decrease in Due from related party due to acquisition of NewView	$ 515,084	$ -
Increase in Notes payable related party due to acquisition of NewView	$ 355,636	$ -

Refer to Notes to Condensed Consolidated Financial Statements

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

On January 15, 2010, RPS GmbH Resource Projections Systems (“RPS”), a corporation organized under the laws of Germany, and wholly-owned subsidiary of the Company, purchased 80% of the approved the issuance of and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The transaction is accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This results in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The assets and liabilities of the combined entities are shown at historical cost. Subsequent to the filing of the original March 31, 2010 10-Q, the December 31, 2009 consolidated financial statements, including the retrospective combining of Newview, have now been audited and are no longer reflected as unaudited.

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the condensed consolidated financial statements, during the three months ended March 31, 2010 and 2009, the Company has incurred a net loss of $325,220 and $21,429, respectively, and as of March 31, 2010, the Company’s accumulated deficit was $1,222,629. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

Note 4. Acquisition of Newview

On January 15, 2010, RPS purchased, through a business combination, 80% of the approved the issuance of and outstanding stock of Newview (the “Newview Acquisition”). The Company purchased Newview because it holds certain prorietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta, Director of the Company, was the 100% owner of Newview.

The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($870,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($435,000), cash up to €150,000 ($217,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($217,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of March 31, 2010.

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

The Company recorded the combination of Newview as a transaction between entities under common control, which is accounted for similar to a “pooling of interests” transaction. The balance sheet of Newview at December 31, 2009 was as follows:

December 31, 2009
Cash	$19,657
Accounts Receivable	16,866
Prepaid expenses	676
Property Plant and Equipment	33,197
Accounts Payable	(6,684)
Other current liabilities	(4,550)
Due to related party	(126,495)
Non-controlling interest	(14,310)
Equity	67,333

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

Note 6. Convertible Debt Issuance

On March 11, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value the Company followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207 was recognized as interest expense on the date of issuance.  As of March 31, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of March 31, 2010 is $86,207.

 Note 7. Equity

During the year ended December 31, 2009, the Company recorded the granting of unregistered stock options to purchase 100,000,000 shares of Common Stock (the “Options”) as a $3,150,000 liability on the balance sheet labeled “common stock options payable,” because the Options did not become effective or exercisable until the authorized capital of the Company was increased to not less than 220,000,000 shares of Common Stock. On March 1, 2010 the Company amended its Articles of Incorporation to among other things increase its authorized common shares from 80,000,000 to 500,000,000. Because the Company increased the total authorized shares of Common Stock to over 220,000,000 upon filing the Amendment, the liability for the Options was then removed from the Company’s balance sheet and the $3,150,000 was recorded as additional paid in capital for the three-month period ended March 31, 2010.

In January 2010 the Company approved the issuance of 50,000 of Common Stock to LeRoy Jackson for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities (the “Jackson Issuance”).  The shares were approved the issuance of with a conversion feature into preferred shares.

On March 1, 2010, the Company amended Article IV of its Articles of Incorporation (the “Amendment”) to, among other things increase its authorized common shares from 80,000,000 to 500,000,000 with a par value of $0.001 and create three new classes of preferred stock, class A preferred (“Class A Preferred Stock”), consisting of 150,000,001 authorized shares with a par value of $.0001, Class B Preferred Stock, consisting of 1,200,000 authorized shares with a par value of $.0001 and class C preferred (“Class C Preferred Stock”), consisting of 1,000,000 authorized shares with par value of $.0001. A summary of the pertinent rights and privileges of the new classes of preferred stock is as follows:
Class A Preferred Stock
Conversion Rights-Each outstanding share of Class A Preferred Stock shall be convertible, at the option of the older into shares of Common Stock equal to (i) four times the total number of shares of Common Stock which are approved the issuance of and outstanding at the time of such conversion plus (ii) the total number of shares of Class B Preferred Stock and Class C Preferred Stock which are approved the issuance of and outstanding at the time of such conversion minus (iii) the number of other shares of Class A Preferred Stock approved the issuance of and outstanding immediately prior to the time of such conversions.
Voting Rights-The total aggregate approved the issuance of shares of Class A Preferred Stock shall have aggregate right to a number of votes equal to (i) four times the total number of shares of Common Stock which are approved the issuance of and outstanding at the time of voting, plus (ii) the total number of shares of Class B and Class C Preferred Stocks which are approved the issuance of and outstanding at the time of voting minus (iii) the number of shares of Class A Preferred Stock approved the issuance of and outstanding at the time of voting.
Class B Preferred Stock
Dividends-Class B shareholders shall be entitled to receive dividends, when, as and if declared by the Board of Directors.
Conversion Rights-Each outstanding share of Class B Preferred Stock shall be convertible, at the option of the holder, into the number of shares of Common Stock equal to the price of the Class B Preferred Stock, $2.50 divided by the par value of the Common Stock, $0.001. The shares may not be converted into shares of Common Stock for a period of six months after purchase.
Voting Rights-Each share of Class B Preferrd Stock shall have ten votes.
Class C Preferred Stock
Dividends-Class C shareholders shall be entitled to receive dividends, when, as and if declared by the Board of Directors.
Conversion Rights-Each outstanding share of Class C Preferred Stock shall be convertible into 500 shares of Common Stock.

On March 22, 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta (the “Class A Issuance”).  The shares were approved the issuance of in satisfaction of $134,790(€100,000) owed by the Company to Mr. Rossi and Mr. Plahuta. The Company could be required to obtain shareholder approval to increase the Company’s authorized shares to net share or physically settle a contract, therefore share settlement was determined not to be controlled by the company.  In accordance with ASC 815-40-25-19 through 24 which indicates that asset or liability classification is required where the maximum number of shares that could be required to be delivered under share settlement of the contracts exceeds the total authorized shares. The company accounted for the total shares potentially issuable in excess of the total authorized shares of 1,289,489 multiplied by the March 31, 2010 trading price of $0.034 for a total amount of $43,843 as an expense and derivative liability in accordance with ASC 815.  Subsequent to period end, the board of directors increased the authorized shares so there were no potentially issuable shares in excess of total authorized shares.

Note 8. Related Party Transactions

On January 15, 2010 as part of the acquisition of NewView(See Note 4) the Company recorded a payable to Igor Plahuta of $335,636 and relieved a receivable owed to the Company by Mr. Plahuta of $515,084. As of March 31, 2010 the amount owed to Mr.Plahuta was $345,335, which was recorded in related party payable.

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

From time to time, our CEO, John Rossi incurred expenses in behalf of the Company.  At March 31, 2010 the balance owed to Mr. Rossi was $65,825. The balance has been accrued in notes payable related parties. The Company also has notes payable due to former executives of the Company, or entities under their control, in the amounts of $180,000, $188,075, $21,500 and $12,363.

On March 22, 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) unregistered share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta.  The shares were approved the issuance of in satisfaction of $134,790(€100,000) owed by Garb to Mr. Rossi and Mr. Plahuta.

Note 9. Subsequent Events

Management has evaluated subsequent events as of the date the financial statements were originally issued. There are a number of material subsequent events that have occurred, which were approved by the board , as follows:

In April 2010, the Company received and accepted purchase orders to design, install and sell an e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stelle Maris Plant is subject to the buyer’s timely payment of milestone payments. While a small part of the financing of the La Stelle Maris Plan could be funded through equity, the Company expects that the financing of the La Stelle Maris Plant will be fully funded through debt contributions via third party lenders. The initial working capital costs of the La Stelle Maris Plant may be contributed by the Company.

In April 2010, the Company approved the issuance of 500,000 shares of Common Stock to Premier Media Services, Inc. (“PMS”) pursuant to that certain Agreement by and between the Company and PMS dated February 27, 2010 (the “PMS Agreement ”), at a per share price of $0.035 for $17,500 for services provided.  The PMS Agreement provides, among other things, that Company will pay PMS for the first three months of the PMS Agreement, a monthly fee of $7,500 cash or $12,500 in stock, and that Company also will issue options to PMS to purchase the following number of shares of Common Stock at the following exercise prices per share (i) 100,000 shares at $0.15, (ii) 100,000 shares at $0.25, (iii) 100,000 at $0.35, (iv) 100,000 shares at $0.50 and (v) 100,000 shares at $1.00, each with a exercise period of five (5) years from the date of the Agreement (collectively, the “ PMS Options ”).  The Company has not yet approved the issuance of the PMS Options.

In April 2010, the Company approved the issuance of 50,000 shares of Common Stock to Premier Funding & Financial Marketing Service LLC (“PFFM”) pursuant to that certain Agreement by and between the Company and PFFM dated January 14, 2010 for $1,750 for services provided.

In April 2010, the Company approved the issuance of 500,000 shares of Common Stock to Richard Papaleo pursuant to that certain Consulting Agreement by and between the Company and Mr. Papaleo dated April 1, 2010 for $22,500 for services provided.

In May 2010, the Company approved the issuance of 6,469,187 shares of Common Stock to Greg Shepard for forgiveness of $103,507 of debt.

In May 2010, the Company approved the issuance of an aggregate of 150,000 shares of Common Stock to various purchasers for an aggregate of $4,500 of services provided.

In May 2010, the Company approved the issuance of an aggregate of 10,000 shares of Class B Preferred Stock to various purchasers for an aggregate of $25,000 of services provided.

In May 2010, the Company approved the issuance of an aggregate of 13,480 shares of Class B Preferred Stock to various purchasers for aggregate gross proceeds of $33,700.

In May 2010, the Company approved the issuance of an aggregate of 23,198 shares of Class B Preferred Stock to related parties of the Company in satisfaction of accrued wages totaling $115,988.

In May 2010, the Company approved the issuance of 7,389 shares of Class B Preferred Stock to a related party of the Company, for forgiveness of $36,943 of debt.

In May 2010, the Company approved the issuance of 11,715 shares of Class B Preferred Stock to a related party of the Company, in satisfaction of $29,286 owed to the purchaser for expense reimbursement.

In May 2010, the Company approved the issuance of 10,625,000 shares of Common Stock to a related party of the Company for replacement of shares of Common Stock the related party sold to third parties to raise capital for the Company.

In May 2010, the Company approved the issuance of an aggregate of 8,325 shares of Class B Preferred Stock to various parties for aggregate gross proceeds of $18,750.

In May 2010, the Company approved the issuance of 2,775 shares of Class B Preferred Stock to a related party for aggregate gross proceeds of $6,250.

In May 2010, the Company approved the issuance of 173 shares of Class B Preferred Stock to a related party in satisfaction of $432 owed to such purchaser for expense reimbursement.

In May 2010, the Company approved the issuance of 120 shares of Class B Preferred Stock for aggregate gross proceeds of $300.

In May 2010, the Company approved the issuance of 18,290,155 shares of Common Stock to an affiliate for forgiveness of $274,352 of debt.

In May 2010, the Company approved the issuance of 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,734 of debt.

Note 10. Re-statement of March 31, 2010 unaudited financial statements

The Company has determined that it had incorrectly accounted for its convertible debt transactions for the period ending March 31, 2010. The Company originally recorded a discount to the liability balance for a beneficial conversion feature of $36,207, which was accreted over the life of the note payable. However, since the notes are immediately convertible into a variable number of shares based on a fixed monetary value the Company determined it should be accounted for under the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207 was recognized as interest expense and recorded in Notes payable on the date of issuance. Also, in conjunction with the audit of our 2010 financial statements we determined that our valuation of stock issuances was incorrect. In addition to these changes, the Company also made various re-classification changes throughout the financial statements and related notes to the financial statements to conform to changes made to the annual financial statements. The following table shows the effect of the changes on the unaudited financial statements.

Consolidated Balance sheets
	March 31, 2010	March 31, 2010	Change
ASSETS	(re-stated)	(as originally filed)
Current assets:
Cash	$ 21	$ 21	$ -
Accounts receivable-trade	23,493	23,493	-
Prepaid expenses	4,640	1,866	2,774
Total current assets	28,155	25,380	2,774

Property and equipment, net	34,928	34,928	-

Other assets:
Investments	1	1	-
Deposits	300	300	-
Total Other assets	301	301	-
Total assets	$ 63,383	$ 60,609	$ 2,774

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 78,510	$ 78,510	$ -
Accounts payable and accrued expenses	181,075	171,641	9,434
Related party payable	345,335	228,046	117,289
Convertible notes payable	-	36,207	(36,207)
Notes payable	658,099	614,493	43,606
Derivative liability	43,843	43,843	-
Notes payable-related parties	467,764	467,764	-
Accrued interest	878,484	878,484	-
Accrued interest-related parties	133,426	133,426	-
Wages payable and other accrued liabilities	381,136	560,636	(179,500)
Income taxes payable	109,573	109,573	-
Common stock payable	4,000	4,000	-
Total current liabilities	3,281,245	3,326,623	(45,378)

Deferred tax liabilities	16,506	16,506	-
Total long-term liabilities	16,506	16,506	-

Total liabilities	3,297,751	3,343,129	(45,378)

Stockholders’ equity(deficit):
Common stock	79,300	7,925	71,375
Additional paid in capital	(2,178,489)	(2,172,189)	(6,300)
Accumulated other comprehensive income	103,256	47,572	55,684
Accumulated deficit	(1,222,629)	(1,149,864)	(72,765)
Total Garb Oil & Power stockholders' equity(deficit)	(3,218,562)	(3,266,556)	47,994
Non-controlling interest	(15,806)	(15,964)	158
Total stockholders' equity(deficit)	(3,234,368)	(3,282,520)	48,152
Total liabilities and stockholders' equity	$ 63,383	$ 60,609	$ 2,774

Consolidated Statements of Operations
	For the three month periods ended
	March 31, 2010	March 31, 2010	Change
	(re-stated )	(as originally filed)
SALES
Sales	$ -	$ -	$ -
Sales-related party	-	-	-
TOTAL SALES	-	-	-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Selling, general and administrative	250,800	217,190	33,610
Total Operating Expenses	250,800	217,190	33,610
INCOME (LOSS) FROM OPERATIONS	(250,800)	(217,190)	(33,610)

OTHER INCOME(EXPENSE)
Other income	12,947	(349)	13,296
Interest expense	(88,497)	(99,404)	10,907
Total Other Income(Expense)	(75,550)	(99,753)	24,203
LOSS BEFORE INCOME TAXES	(326,350)	(316,943)	(9,407)
PROVISION(BENEFIT) FOR INCOME TAXES	366	373	(7)

NET LOSS BEFORE NON-CONTROLLING INTEREST	(326,716)	(317,316)	(9,400)
Net Income (loss) attributable to non-controlling interest	(1,496)	(1,525)	29
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(325,220)	(315,791)	(9,429)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(51,867)	-	(51,867)
TOTAL COMPREHENSIVE INCOME (LOSS)	(377,087)	(315,791)	(61,296)
Comprehensive income(loss) attributable to non-controlling interest	(10,373)	-	(10,373)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (366,714)	$ (315,791)	$ (50,923)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	79,250,000	79,273,077	(23,077)

Statements of Cash flows	For the three months ended
	March 31, 2010	March 31, 2010	Change
	(restated)	(as originally filed)
Cash Flows from Operating Activities:
Net Income (loss)	$ (325,220)	$ (317,316)	$ (7,904)
Adjustments to reconcile net loss to net cash from
operating activities:
Net loss attributable to non-controlling interest	(1,496)	(1,525)	29
Depreciation	1,700	1,732	(32)
Shares issued for services	51,505	-	51,505
Loan fees	39,207	-	39,207
Interest related to convertible debentures	-	167	(167)
Common stock issued for interest expense	-	4,846	(4,846)
Changes in assets and liabilities:
Accounts recievable	1,612	1,612	-
Prepaid expenses	(2,939)	(164)	(2,775)
Accounts Payable	13,239	133,414	(120,175)
Accrued interest	36,091	-	36,091
Accrued interest-related party	9,371	-	9,371
Income taxes payable	(8,226)		(8,226)
Other accrued expenses	56,194	-	56,194
Net cash flows from operating activities	(128,962)	(177,234)	48,272
Cash flows from investing activities:
Net cash flows from investing activities	-	-	-
Cash flows from financing activities:
Net Proceeds from convertible notes payable	47,000	47,914	(914)
Bank overdraft	7,607	-	7,607
Payments on notes payable-related party	-	59,576	(59,576)
Due to related party for acquisition of NewView	-	-	-
Proceeds from issuance of Series B preferred shares	5,000	5,000	-
Net cash flows from financing activities	59,607	112,490	(52,883)
Net Increase(Decrease) in cash and cash equivalents	(69,355)	(64,744)	(4,611)
Effect of exchange rates on cash	49,719	45,108	4,611
Beginning Cash and Cash equivalents	19,657	19,657	-
Ending Cash and Cash equivalents	$ 21	$ 21	$ -

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$ -	$ 648	$ (648)

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$ 134,790	$ -	$ 134,790
Stock options granted as partial consideration for acquisition
of RPS GmbH Resource Protection Stystems	$ 3,150,000	$ -	$ 3,150,000
Decrease in related party payable related to acquisition of NewView	$ 515,084		$ 515,084
Increase in notes payable related party related to acquisition of NewView	$ 355,636	$ -	$ 355,636

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

On January 15, 2010, RPS, acquired 80% of the approved the issuance of and outstanding stock of Newview.  Newview holds certain proprietary information and other technology we believe help complete our e-waste processing business and processes.  This technology has now become integrated into our sales network.

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

Results of Operation

Operating expenses for the Company have been paid, to the extent possible, from short-term unsecured notes from shareholders and private placements of securities.

For the three-month period ended March 31, 2010, the Company’s net loss was $325,220 compared with a net loss of $21,429 for the same period in 2009.  On a per share basis, the net loss for the three-month period ended March 31, 2010 was $0.00 compared to net loss per share of $0.00 for the same period in 2009 (rounded to two decimals).  The Company incurred a loss from operations before other income (expense) and extraordinary items during the quarters ended March 31, 2010 and 2009 of $250,800 and $17,296, respectively.  Net losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, plants, or other operations. There is no assurance that the Company will ever be profitable.

The increased net loss in the quarter ending March 31, 2010 compared with the same quarter in 2009 was primarily the result of the following items:

•	The Company had no sales during the three month period ended March 31, 2010 compared with sales of $22,852 during the same period in 2009.
•
The Company’s Selling, General and Administrative expenses increased $210,652 or 525% from $40,148 for the three months ended March 31, 2009 to $250,800 for the period ended March 31, 2010 . The increase was a result of increases in salary wages and commissions of approximately $40,000, professional fees of $37,000, travel expenses of $25,000, and $43,000 related to the expense recorded for the derivative liability for the total shares potentially issuable in excess of the total authorized shares.

•
Interest expense for the three month period ended March 31, 2010 increased $87,280 or 7,172% to $88,497 when compared to the three months period ended March 31, 2009 of $1,217. Of this increase $36,207 is attributable to interest expense related to the Company’s convertible debt. With the remaining increase being attributable to increases in interest expense on the Company’s other outstanding debt.

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

Cash

Net cash from operating activities for the three month period ended March 31, 2010 was $(128,962) as compared with $17,673 during the same period in 2009.  The decrease in cash flows from operations was primarily attributable to the net loss of $325,220 and an decrease in contributed services and accounts receivable, offset in part increase in accrued interest of $45,462 and other accrued expenses of $59,830.

No cash was used or provided by investing activities during the three month period ended March 31, 2010 or 2009.

Net cash from financing activities for the three month period ended March 31, 2010 was $59,607, compared with $(1,175) for the same period in 2009.  The increase in net cash provided in financing activities was due to an increase in proceeds from the issuance of convertible notes payable, an increase in proceeds from issuance of common stock.

As of March 31, 2010, we had $21 in cash and $3,297,751 in total liabilities compared to $19,657 in cash and $6,043,009 in total liabilities as of December 31, 2009.   The ongoing losses and negative cash flows have created substantial pressure on the Company’s liquidity and our management cannot provide any assurance that the Company’s current finances will enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We are actively seeking additional sources of financing to fund our operations for the foreseeable future.

Changes in Financial Condition

Our working capital deficit decreased by $2,221,126, or 40.5%, during the quarter ended March 31, 2010 compared to December 31, 2009.  The increase for the three month period is attributable to a decrease in Stock options payable of $3,150,000 and Wages payable of $78,597, offset in part by an increase in related party payable of $240,384, notes payable of $87,120, notes payable-related party of $65,825 and decrease in due from related party of $515,084.

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

Organization. The consolidated financial statements for the three-month period ended March 31, 2010 include our accounts and those of our wholly-owned subsidiary, RPS, which was acquired on October 27, 2009 in a stock acquisition (the “RPS Acquisition”), and Newview, which was acquired on January 15, 2010 by RPS.  Subsequent to the RPS Acquisition, RPS became a wholly owned subsidiary of Garb.  Under generally accepted accounting principles, the RPS Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the RPS Acquisition is equivalent to the acquisition by RPS of Garb. As the RPS Acquisition was a capital transaction, and not a business combination, there is no assigned goodwill or other intangible asset resulting from the RPS Acquisition. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure on the Company’s financial statements.  Accordingly, the accounting for the RPS Acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of Garb, as the legal acquirer, are those of the accounting acquirer, RPS.  Thus, the 2,782,291 shares of Common Stock approved the issuance of to the former RPS stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

Basis of Presentation - Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  As shown in the consolidated financial statements, during the periods ended March 31, 2010 and 2009, the Company has incurred a net loss of $325,220 and $21,429, respectively, and as of March 31, 2010, the Company’s accumulated deficit was $1,222,629.  These factors, among others, raise substantial doubt that the Company can continue as a going concern for a reasonable period of time.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers of Garb shredders and plants, in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-generation machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

Revenue Recognition . Revenue is recognized when persuasive evidence of an arrangement exists, which is generally in the form of a signed contract which specifies a price, the sales amount is determined, shipment of goods to the customer has been received and accepted or services have been rendered, and collection is reasonably assured.  In the past the company has engaged in consulting activities but currently has no consulting contracts, revenue from these activities or expectations for such in the foreseeable future.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures our not effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in periodic SEC reports that it file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including our Chief Executive Officer and Principal Financial Officer, do not expect that our disclosure controls will prevent all errors and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting implemented during the first quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company anticipates implementing additional internal controls and procedures to address material weaknesses as soon as it is financially and logistically able to do so.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .

•	See “Note 7. Equity” to the Financial Statements regarding the Jackson Issuance.

•
See “Note 7. Equity” to the Financial Statements regarding the Class A Issuance.  Each share of Class A Preferred Stock is convertible at any time at the discretion of the holder of such share into its pro rata shares (measured based on the total number of shares of Class A Preferred Stock then outstanding) of (i) four (4) times the total number of shares of Common Stock which are approved the issuance of and outstanding at the time of such conversion, plus (ii) the total number of shares of Class B Preferred Stock and Class C Preferred Stock which are approved the issuance of and outstanding at the time of such conversion minus (iii) the number of shares of Class A Preferred Stock approved the issuance of and outstanding immediately prior to the time of such conversion.  In the event any share of Class A Preferred Stock is so converted, each other outstanding share of Class A Preferred Stock shall automatically be converted.

•	See “Note 6. Convertible Debt Issuance” to the Financial Statements regarding the issuance of the Asher Note.

No underwriters were used in the sale of any unregistered shares of the Company during the three-month period ended March 31, 2010.  All unregistered shares of the Company sold period ended March 31, 2010 were approved the issuance of to accredited investors in reliance to the private placement exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information .

In January 2010 the Company approved the issuance of 50,000 of Common Stock to LeRoy Jackson for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities (the “Jackson Issuance”).  The shares were approved the issuance of with a conversion feature into preferred shares.

In March 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta (the “Class A Issuance”).  The shares were approved the issuance of in satisfaction of $134,790(€100,000) owed by the Company to Mr. Rossi and Mr. Plahuta. The Company could be required to obtain shareholder approval to increase the Company’s authorized shares to net share or physically settle a contract, therefore share settlement was determined not to be controlled by the company.  In accordance with ASC 815-40-25-19 through 24 which indicates that asset or liability classification is required where the maximum number of shares that could be required to be delivered under share settlement of the contracts exceeds the total authorized shares. The company accounted for the total shares potentially issuable in excess of the total authorized shares of 1,289,489 multiplied by the March 31, 2010 trading price of $0.034 for a total amount of $43,843 as an expense and derivative liability in accordance with ASC 815.  Subsequent to period end, the board of directors increased the authorized shares so there were no potentially issuable shares in excess of total authorized shares.

In March 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value the Company followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207 was recognized as interest expense on the date of issuance.  As of March 31, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of March 31, 2010 is $86,207.

In March 2010, the Company appointed Alan Fleming to as the Company’s Chief Operating Officer to serve until a successor is duly appointed or until his earlier death, removal, resignation or other disqualification from serving.

In April 2010, the Company received and accepted purchase orders to design, install and sell an e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stelle Maris Plant is subject to the buyer’s timely payment of milestone payments. While a small part of the financing of the La Stelle Maris Plan could be funded through equity, the Company expects that the financing of the La Stelle Maris Plant will be fully funded through debt contributions via third party lenders. The initial working capital costs of the La Stelle Maris Plant may be contributed by the Company.

In April 2010, the Company approved the issuance of 500,000 shares of Common Stock to Premier Media Services, Inc. (“PMS”) pursuant to that certain Agreement by and between the Company and PMS dated February 27, 2010 (the “PMS Agreement ”), at a per share price of $0.035 for $17,500 for services provided.  The PMS Agreement provides, among other things, that Company will pay PMS for the first three months of the PMS Agreement, a monthly fee of $7,500 cash or $12,500 in stock, and that Company also will issue options to PMS to purchase the following number of shares of Common Stock at the following exercise prices per share (i) 100,000 shares at $0.15, (ii) 100,000 shares at $0.25, (iii) 100,000 at $0.35, (iv) 100,000 shares at $0.50 and (v) 100,000 shares at $1.00, each with a exercise period of five (5) years from the date of the Agreement (collectively, the “ PMS Options ”).  The Company has not yet approved the issuance of the PMS Options.

In April 2010, the Company approved the issuance of 50,000 shares of Common Stock to Premier Funding & Financial Marketing Service LLC (“PFFM”) pursuant to that certain Agreement by and between the Company and PFFM dated January 14, 2010 for $1,750 for services provided.

In April 2010, the Company approved the issuance of 500,000 shares of Common Stock to Richard Papaleo pursuant to that certain Consulting Agreement by and between the Company and Mr. Papaleo dated April 1, 2010 for $22,500 for services provided.

In May 2010, the Company approved the issuance of 6,469,187 shares of Common Stock to Greg Shepard for forgiveness of $103,507 of debt.

In May 2010, the Company approved the issuance of an aggregate of 150,000 shares of Common Stock to various purchasers for an aggregate of $4,500 of services provided.

In May 2010, the Company approved the issuance of an aggregate of 10,000 shares of Class B Preferred Stock to various purchasers for an aggregate of $25,000 of services provided.

In May 2010, the Company approved the issuance of an aggregate of 13,480 shares of Class B Preferred Stock to various purchasers for aggregate gross proceeds of $33,700.

In May 2010, the Company approved the issuance of an aggregate of 23,198 shares of Class B Preferred Stock to related parties of the Company in satisfaction of accrued wages totaling $115,988.

In May 2010, the Company approved the issuance of 7,389 shares of Class B Preferred Stock to a related party of the Company, for forgiveness of $36,943 of debt.

In May 2010, the Company approved the issuance of 11,715 shares of Class B Preferred Stock to a related party of the Company, in satisfaction of $29,286 owed to the purchaser for expense reimbursement.

In May 2010, the Company approved the issuance of 10,625,000 shares of Common Stock to a related party of the Company for replacement of shares of Common Stock the related party sold to third parties to raise capital for the Company.

In May 2010, the Company approved the issuance of an aggregate of 8,325 shares of Class B Preferred Stock to various parties for aggregate gross proceeds of $18,750.

In May 2010, the Company approved the issuance of 2,775 shares of Class B Preferred Stock to a related party for aggregate gross proceeds of $6,250.

In May 2010, the Company approved the issuance of 173 shares of Class B Preferred Stock to a related party in satisfaction of $432 owed to such purchaser for expense reimbursement.

In May 2010, the Company approved the issuance of 120 shares of Class B Preferred Stock for aggregate gross proceeds of $300.

In May 2010, the Company approved the issuance of 18,290,155 shares of Common Stock to an affiliate for forgiveness of $274,352 of debt.

In May 2010, the Company approved the issuance of 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,734 of debt.

Item 6.  Exhibits .

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
Exhibit 4.2 to our annual report on Form 10-K filed on April 22, 2010
3.1	Articles of Incorporation	Exhibit 3.1 of Registration Statement on Form 10, File No 000-14859
3.2	Articles of Amendment to Articles of Incorporation dated January 27, 1978	Exhibit 3.2 to our annual report on Form 10-K filed on April 22, 2010
3.3	Articles of Amendment to Articles of Incorporation dated January 13, 1981	Exhibit 3.3 to our annual report on Form 10-K filed on April 22, 2010
3.4	Articles of Amendment to Articles of Incorporation dated April 19, 1984	Exhibit 3.4 to our annual report on Form 10-K filed on April 22, 2010
3.5	Articles of Amendment to Articles of Incorporation dated October 29, 1985	Exhibit 3.5 to our annual report on Form 10-K filed on April 22, 2010
3.6	Articles of Amendment to Articles of Incorporation dated May 19, 2006	Exhibit 3.6 to our annual report on Form 10-K filed on April 22, 2010
3.7	Articles of Amendment to Articles of Incorporation dated March 10, 2010	Exhibit 99.3 to our current report on Form 8-K filed on March 11, 2010
3.8	By-Laws	Exhibit 3.2 of Registration Statement on Form 10, File No. 000-14859
4.1	Stock Purchase Agreement by and among Garb Oil & Power Corporation, John Rossi and Igor Plahuta dated March 22, 2010	Exhibit 4.1 to our current report on Form 8-K filed on March 26, 2010
4.2	Memorandum of Understanding by and between Garb Oil & Power Corporation and LeRoy Jackson, dated January 15, 2010	Exhibit 4.2 to our original quarterly report on Form 10-Q filed on May 24, 2010
4.3	Securities Purchase Agreement by and between Asher Enterprises, Inc. and Garb Oil & Power Corporation dated March 11, 2010	Exhibit 4.3 to our original quarterly report on Form 10-Q filed on May 24, 2010
4.4	8% Convertible Promissory note to Asher Enterprises, Inc., dated March 11, 2010 with principal face amount of $50,000	Exhibit 4.4 to our original quarterly report on Form 10-Q filed on May 24, 2010
4.5	Agreement by and between the Garb Oil & Power Corporation and Premier Media Services, Inc., dated February 27, 2010	Exhibit 4.5 to our original quarterly report on Form 10-Q filed on May 24, 2010
4.6	Agreement by and between Garb Oil & Power Corporation and Premier Funding & Financial Marketing Service LLC dated January 14, 2010	Exhibit 4.6 to our original quarterly report on Form 10-Q filed on May 24, 2010
4.7	Consulting Agreement by and between Garb Oil & Power Corporation and Richard Papaleo dated April 1, 2010	Exhibit 4.7 to our original quarterly report on Form 10-Q filed on May 24, 2010

No.	Description	Location
4.8	Debt Conversion and Stock Purchase Agreement by and between Garb Oil & Power Corporation and Greg Shepard dated May 6, 2010	Exhibit 4.8 to our original quarterly report on Form 10
4.9	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Preston Olsen dated May 7, 2010	Exhibit 4.9 to our original quarterly report on Form 10
4.10	Debt Conversion and Stock Purchase Agreement by and between Garb Oil & Power Corporation and Matthew Shepard dated April 14, 2010	Exhibit 4.10 to our original quarterly report on Form 10
4.11	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Bill Anderson dated May 7, 2010	Exhibit 4.11 to our original quarterly report on Form 10
4.12	Stock Purchase Agreement by and between Garb Oil & Power Corporation and Alan Fleming dated April 14, 2010	Exhibit 4.12 to our original quarterly report on Form 10
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

Date: March 7, 2012	By: /s/ John Rossi
John Rossi
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)