Form 10-Q/A
period 2010-06-30
GARB OIL & POWER CORP
filed 2012-03-07
CIK 798371

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

Registrant’s Telephone Number, Including Area Code: 801-738-1355

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
Yes [  ] No [X]

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
Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all doments and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of August 23, 2010 was 115,834,342

 EXPLANATORY NOTE

Garb Oil & Power Corporation (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2010 originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2010 (the “Original filing”). This Amendment is being filed primarily in order to amend and restate the Company’s financial statements in Item 1 and related information in Item 2.

Except where specifically indicated, this Amendment to Form 10-Q does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Filing. Except as expressly set forth in this Form 10-Q/A, the Original Filings have not been amended, updated or otherwise modified.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “GARB” mean Garb Oil & Power Corporation, unless otherwise stated.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
ASSETS	(re-stated and unaudited)
Current assets:
Cash	$ 4,574	$ 19,657
Accounts receivable-trade	14,290	25,105
Due from related party	-	515,084
Prepaid expenses	123,378	1,702
Total current assets	142,242	561,548

Property and equipment, net	30,259	39,131

Other assets:
Investments	-	1
Deposits	-	300
Total Other assets	-	301
Total assets	$ 172,501	$ 600,980

Refer to Notes to Condensed Consolidated Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	June 30, 2010	December 31, 2009
	(re-stated and unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 52,428	$ 70,903
Accounts payable and accrued expenses	591,377	179,753
Related party payable	292,039	104,951
Notes payable	1,106,496	570,979
Notes payable-related parties	69,269	401,939
Accrued interest	851,545	842,393
Accrued interest-related parties	-	124,055
Wages payable and other accrued liabilities	400,262	459,732
Income taxes payable	99,753	117,060
Common stock payable	-	4,000
Stock options payable	-	3,150,000
Total current liabilities	3,463,169	6,025,765

Deferred tax liabilities	15,026	17,244
Total long-term liabilities	15,026	17,244

Total liabilities	3,478,195	6,043,009

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 1,000,000 shares authorized
2 and 0 shares issued and oustanding as of June 30, 2010
and December 31, 2009, respectively	-	-
Class B preferred; ($.0001 par value) 30,000,000 shares authorized
205,394 and 0 shares issued and oustanding as of June 30, 2010
and December 31, 2009, respectively	21	-
Class C preferred; ($.0001 par value) 19,000,000 shares authorized no shares issued and oustanding as of June 30, 2010 and
December 31, 2009, respectively	-	-
Common stock; ($.001 par value) 50,000,000,000 shares authorized,
118,383,342 and 79,250,000 shares issued and oustanding
at June 30, 2010 and December 31, 2009	118,383	79,250
Additional paid in capital	(459,100)	(4,660,949)
Accumulated other comprehensive income	167,492	51,389
Accumulated deficit	(3,114,152)	(897,409)
Total Garb Oil & Power stockholders' equity (deficit)	(3,287,356)	(5,427,719)
Non-controlling interest	(18,338)	(14,310)
Total stockholders' equity (deficit)	(3,305,694)	(5,442,029)
Total liabilities and stockholders' equity (deficit)	$ 172,501	$ 600,980

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three month periods ended		For the six month periods ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(re-stated and unaudited)	(unaudited)	(re-stated and unaudited)	(unaudited)
SALES
Sales	$ -	$ 58,912	$ -	$ 81,764
Sales-related party	-	-	-	-
TOTAL SALES	-	58,912	-	81,764
COST OF SALES	-	-	-	-
GROSS PROFIT	-	58,912	-	81,764

OPERATING EXPENSES
Selling, general and administrative	1,347,693	78,291	1,598,493	118,439
Total Operating Expenses	1,347,693	78,291	1,598,493	118,439

INCOME (LOSS) FROM OPERATIONS	(1,347,693)	(19,379)	(1,598,493)	(36,675)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	(360,921)	-	(360,921)	-
Gain on sale of investments	190,589	-	190,589	-
Other income	-	-	12,947	1,920
Interest expense	(376,030)	(879)	(464,527)	(2,096)
Total Other Income(Expense)	(546,362)	(879)	(621,912)	(176)
LOSS BEFORE INCOME TAXES	(1,894,055)	(20,258)	(2,220,405)	(36,851)
PROVISION(BENEFIT) FOR INCOME TAXES	-	857	366	1,620

NET LOSS BEFORE NON-CONTROLLING INTEREST	(1,894,055)	(21,115)	(2,220,771)	(38,471)
Net Income (loss) attributable to non-controlling interest	(2,532)	7,447	(4,028)	9,858
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(1,891,523)	(28,562)	(2,216,743)	(48,329)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(64,236)	(3,232)	(116,103)	6,183
TOTAL COMPREHENSIVE INCOME (LOSS)	(1,955,759)	(31,794)	(2,332,846)	(42,146)
Comprehensive income(loss) attributable to non-controlling interest	(12,847)	(646)	(23,221)	1,237
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (1,942,912)	$ (31,148)	$ (2,309,625)	$ (43,383)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	98,856,079	79,250,000	89,053,317	79,250,000

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2010	June 30, 2009
	(re-stated and unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$ (2,216,743)	$ (48,329)
Adjustments to reconcile net loss to net cash from
operating activities:
Net loss attributable to non-controlling interest	(4,028)	9,858
Depreciation	3,292	6,052
Debt issued for services	300,000	101,848
Shares issued for services	333,086	-
Loan fees	105,759	-
Contributed services	11,612	-
Interest expense on beneficial conversion of debt	245,000	-
Gain on sale of investment	(190,590)	-
Stock Option Expense	14,900	-
Loss on forgiveness of debt	360,921	-
Changes in assets and liabilities:
Accounts recievable	10,815	43,162
Related party receivable	-	(126,906)
Prepaid expenses	(40,431)	(69)
Accounts Payable	370,378	36,365
Accrued interest	71,560	-
Accrued interest-related party	10,446	-
Income taxes payable	(19,525)
Other accrued expenses	191,309	(7,410)
Net cash flows from operating activities	(442,239)	14,571
Cash flows from investing activities:
Proceeds from sale of investment	109,645	-
Net cash flows from investing activities	109,645	-
Cash flows from financing activities:
Net proceeds from Convertible notes	127,000	-
Bank overdraft	(18,475)
Proceeds from sale of common stock	32,500	-
Proceeds from issuance of Series B preferred shares	59,433	-
Net cash flows from financing activities	200,458	-
Net Increase(Decrease) in cash and cash equivalents	(132,136)	14,571
Effect of exchange rates on cash	117,053	(11,935)
Beginning Cash and Cash equivalents	19,657	4,810
Ending Cash and Cash equivalents	$ 4,574	$ 7,446

Supplemental Disclosures of Cash flow information:
Cash paid for inerest	$ -	$ 1,745
Cash paid for income taxes	$ -	$ -

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$ 134,790	$ -
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$ 3,150,000	$ -
Series B Preferred shares issued to relieve debt	$ 375,656	$ -
Common stock issued for debt	$ 353,100	$ -
Accounts payable converted to notes payable	$ 43,217	$ -
Decrease in Due from related party due to acquisition of NewView	$ 515,084	$ -
Increase in Notes payable related party due to acquisition of NewView	$ 355,636	$ -

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

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,216,743 for the six months ended June 30, 2010, and has an accumulated deficit of $3,114,152.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the sale of equipment and technology, development and installation of, and engineering and site development.  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

On January 15, 2010, RPS GmbH Resource Protection Systems (“RPS”), a corporation organized under the laws of Germany, and a wholly-owned subsidiary of the Company, purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The transaction is accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The assets and liabilities of the combined entities are shown at historical cost. Subsequent to the filing of the original June 30, 2010 10-Q, the December 31, 2009 consolidated financial statements, including the retrospective combining of Newview, have now been audited and are no longer reflected as unaudited.

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

i)   Recently Adopted Accounting Pronouncements

There are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board (“FASB”).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

4.	Related party transactions

From time to time, our CEO, John Rossi personally pays expenses on behalf of the Company.  At June 30, 2010 the balance owed to John Rossi related to these expenses was $69,269, which is recorded in Note payable related party.

In conjunction with the purchase of Newview for $870,720 the Company relieved amounts owed by Igor Plahuta to the Company of $515,084 and recorded a payable to Mr. Plahuta of $355,636. As of June 30, 2010 the amount owed to Mr.Plahuta was $292,039, which is recorded as related party payable.

On March 22, 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta (the “Class A Issuance”).  The shares were issued in satisfaction of $134,790 (€100,000) owed by the Company to Mr. Rossi and Mr. Plahuta.

On May 12, 2010, the Company issued an aggregate of 23,198 shares of Class B Preferred Stock to former officers of the Company in satisfaction of accrued wages totaling $115,988.

On May 12, 2010, the Company issued 11,715 shares of Class B Preferred Stock to an officer and director of the Company, in satisfaction of $29,286 owed for expense reimbursement.

On May 12, 2010, the Company issued 7,389 shares of Class B Preferred Stock to former officers of the Company, for forgiveness of $36,943 of debt.

On May 12, 2010, the Company issued 10,625,000 shares of Common Stock to the President and CEO of the Company. 2,625,000 shares were for replacement of shares of Common Stock sold to third parties to raise capital for the Company, 7,000,000 shares was for interest expense of $245,000 and 1,000,000 shares were for services valued at $42,000.

On May 17, 2010, the Company issued 18,290,155 shares of Common Stock to an entity owned by a former Officer and Director of the Company for forgiveness of $274,352 of debt. Because the Company issued the shares at a discount to the market price on the date of issuance it recognized $274,352 as a loss on forgiveness of debt.

On May 20, 2010, the Company issued 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,734 of debt.

5.	Capital Stock

a)   Authorized

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

  Class A Preferred Stock
Conversion Rights-Each outstanding share of Class A Preferred Stock shall be convertible, at the option of the older into shares of Common Stock equal to (i) four times the total number of shares of Common Stock which are issued and outstanding at the time of such conversion plus (ii) the total number of shares of Class B Preferred Stock and Class C Preferred Stock which are issued and outstanding at the time of such conversion minus (iii) the number of other shares of Class A Preferred Stock issued and outstanding immediately prior to the time of such conversions.
Voting Rights-The total aggregate issued shares of Class A Preferred Stock shall have aggregate right to a number of votes equal to (i) four times the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus (ii) the total number of shares of Class B and Class C Preferred Stocks which are issued and outstanding at the time of voting minus (iii) the number of shares of Class A Preferred Stock issued and outstanding at the time of voting.
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
Voting Rights-Each share of Class B Preferred Stock shall have ten votes.
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

On June 23, 2010 the Company filed an amendment with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below:

•	50,000,000,000 common shares with a par value of $0.001 per share; and
•	1,000,000 preferred series A shares with a par value of $0.0001 per share; and
•	30,000,000 preferred series B shares with a par value of $0.0001 per share; and
•	19,000,000 preferred series C shares with a par value of $0.0001 per share

b)    Share Issuances

In January 2010, the Company approved the issuance of 50,000 common shares to LeRoy Jackson for cash at a price per share of $0.10 for aggregate gross proceeds of $5,000 in an unregistered sale of securities.

In January  2010, the Company approved the issuance of 500,000 shares of Common Stock to Premier Media Services, Inc. (“PMS”) pursuant to that certain Agreement by and between the Company and PMS dated February 27, 2010 (the “PMS Agreement”), at a per share price of $0.035 for $17,500 for services provided.  The PMS Agreement provides, among other things, that Company will pay PMS for the first three months of the PMS Agreement, a monthly fee of $7,500 cash or $12,500 in stock, and that Company also will issue options to PMS to purchase the following number of shares of Common Stock at the following exercise prices per share (i) 100,000 shares at $0.15, (ii) 100,000 shares at $0.25, (iii) 100,000 at $0.35, (iv) 100,000 shares at $0.50 and (v) 100,000 shares at $1.00, each with a exercise period of five (5) years from the date of the Agreement (collectively, the “ PMS Options ”).  The Company recognized an expense of $14,900 related to the issuance of these stock options.

In January 2010, the Company approved the issuance of 50,000 shares of Common Stock to Premier Funding & Financial Marketing Service LLC (“PFFM”) pursuant to that certain Agreement by and between the Company and PFFM dated January 14, 2010 for $1,750 for services provided. The services were valued at the market price of the stock.

In January 2010, the Company approved the issuance of 500,000 shares of Common Stock to Richard Papaleo pursuant to that certain Consulting Agreement by and between the Company and Mr. Papaleo dated April 1, 2010 for $22,500 for services provided. The services were valued at the market price of the stock.

In April 2010, the Company approved the issuance of an aggregate of 1,219 shares of Class B Preferred Stock for an aggregate of $3,048 of services provided. The services were valued at the market price of the stock.

In May 2010, the Company approved the issuance of an aggregate of 75,000 shares of Class B Preferred Stock to a consultant for an aggregate of $187,500 of services provided. The services were valued at the market price of the stock.

In May 2010, the Company approved the issuance of 6,469,187 shares of Common Stock to Greg Shepard for forgiveness of $103,507 of debt and $4,000 worth of common stock payable. Because the Company approved the issuance of the shares at a discount to the market price on the date of issuance it recognized $86,569 as a loss on forgiveness of debt.

In May 2010, the Company approved the issuance of an aggregate of 150,000 shares of Common Stock to various consultants for an aggregate of $4,500 of services provided. The services were valued at the market price of the stock.

In May 2010, the Company approved the issuance of an aggregate of 10,000 shares of Class B Preferred Stock to various consultants for an aggregate of $25,000 of services provided. The services were valued at the market price of the stock.

In May 2010, the Company approved the issuance of an aggregate of 13,480 shares of Class B Preferred Stock to various purchasers for aggregate gross proceeds of $33,700.

In May 2010, the Company approved the issuance of 11,404 shares of Class B Preferred Stock for aggregate gross proceeds of $25,732.

In June 2010, the Company approved the issuance of 2,500,000 shares of Common stock for $10,000 in cash.

6.	Debt Issuance

On March 11, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207 was recognized as interest expense on the date of issuance. As of June 30, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of June 30, 2010 is $86,207.

On May 11, 2010 the Company borrowed $40,000 from Asher Enterprises Inc. pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $28,966 was recognized as interest expense on the date of issuance. As of June 30, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of June 30, 2010 is $68,966.

On June 8, 2010 the Company borrowed $45,000 from Asher Enterprises Inc. pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $32,586 was recognized as interest expense on the date of issuance, As of June 30, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of June 30, 2010 is $77,586.

On June 29, 2010 the Company issued a note to Outsourced Associates (“Outsourced”) for $300,000 related to consulting services. The Outsourced Note bears interest at 18% per annum and has a maturity date of July 1, 2010. The Outsourced Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. As of July 2, 2010 the Company was in default of the Note and recorded a $30,296 interest expense penalty related to this note.

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

The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($870,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($435,000), cash up to €150,000 ($217,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($217,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of June 30, 2010.

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

The Company recorded the combination of Newview as a transaction between entities under common control, which is accounted for similar to a “pooling of interests” transaction. The balance sheet of Newview at December 31, 2009 was as follows:

December 31, 2009
Cash	$19,657
Accounts Receivable	16,866
Prepaid expenses	676
Property Plant and Equipment	33,197
Accounts Payable	(6,683)
Other current liabilities	(4,550)
Due to related party	(126,495)
Non-controlling interest	(14,310)
Equity	67,333

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

8.	Sale of investment in SPR

RPS reported on its balance sheet its 47% ownership in Sistema Proteccion Recursos (“SPR”), a sister company located in Madrid, Spain that was acquired to capitalize on the Spanish recycling industry. On May 17, 2010 RPS sold its interest in SPR to an unrelated party and recognized a gain on sale in the amount of $190,619.

9.	Subsequent Events

In June 2010, the Company issued 1,000 shares of Class B Preferred Stock for aggregate gross proceeds of $10,000.

In July 2010, the Company issued an aggregate of 1,600 shares of Class B Preferred Stock for an aggregate of $4,000.

10.	Re-statement of June 30, 2010 unaudited financial statements

The Company determined that it had incorrectly accounted for its convertible debt transactions for the period ended June 30, 2010. The Company originally recorded a discount to the liability balance for a beneficial conversion feature of $97,759, which was accreted over the life of the note payable. However, since the notes are immediately convertible into a variable number of shares based on a fixed monetary value the Company determined it should be accounted for under the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $97,759 was recognized as interest expense and recorded in notes payable on the date of issuance. Also, in conjunction with the audit of our 2010 financial statements we determined that our valuation of stock issuances was incorrect. In addition to these changes, the Company also made various re-classification changes throughout the financial statements and related notes to the financial statements to conform to changes made to the annual financial statements. The following table shows the effect of the changes on the unaudited financial statements.

Condensed Consolidated Balance Sheets
	June 30, 2010	June 30, 2010	Change
ASSETS	(re-stated)	(as originally filed)
Current assets:
Cash	$ 4,574	$ 1,397	$ 3,177
Accounts receivable-trade	14,290	-	14,290
Prepaid expenses	123,378	136,920	(13,542)
Total current assets	142,242	138,317	3,925
Property and equipment, net	30,259	31,085	(826)
Other assets:
Deposits	-	300	(300)
Total Other assets	-	300	(300)
Total assets	$ 172,501	$ 169,702	$ 2,799

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 52,428	$ 52,405	$ 23
Accounts payable and accrued expenses	591,377	1,864,212	(1,272,835)
Related party payable	292,039	2,099	289,940
Notes payable	1,106,496	574,612	531,884
Notes payable-related parties	69,269	-	69,269
Accrued interest	851,545	-	851,545
Accrued interest-related parties	-	-	-
Wages payable and other accrued liabilities	400,262	-	400,262
Income taxes payable	99,753	-	99,753
Due to officers	-	69,269	(69,269)
Derivative instrument liability	-	57,739	(57,739)
Total current liabilities	3,463,169	2,620,336	842,833

Deferred tax liabilities	15,026	15,026	-
Total long-term liabilities	15,026	15,026	-

Total liabilities	3,478,195	2,635,362	842,833

Stockholders’ equity(deficit):
Class A preferred	-	-	-
Class B preferred	21	21	-
Class C preferred	-	-	-
Common stock	118,383	115,834	2,549
Common stock payable	-	4,000	(4,000)
Additional paid in capital	(459,100)	1,270,630	(1,729,730)
Accumulated other comprehensive income	167,492	(117,092)	284,584
Accumulated deficit	(3,114,152)	(3,735,406)	621,254
Total Garb Oil & Power stockholders' equity (deficit)	(3,287,356)	(2,462,013)	(825,343)
Non-controlling interest	(18,338)	(3,647)	(14,691)
Total stockholders' equity (deficit)	(3,305,694)	(2,465,660)	(840,034)
Total liabilities and stockholders' equity (deficit)	$ 172,501	$ 169,702	$ 2,799

Condensed Consolidated Statements of Operations
	For the three month periods ended			For the six month periods ended
	June 30, 2010	June 30, 2010	Change	June 30, 2010	June 30, 2009	Change
	(re-stated)	(as originally filed)		(re-stated)	(as originally filed)
SALES
Sales	$ -	$ (5,853)	$ 5,853	$ -	$ (5,853)	$ 5,853
Sales-related party	-	-	-	-	-	-
TOTAL SALES	-	(5,853)	5,853	-	(5,853)	5,853
COST OF SALES	-	-	-	-	(15,190)	-
GROSS PROFIT	-	(5,853)	5,853	-	9,337	5,853

OPERATING EXPENSES
Selling, general and administrative	1,347,693	803,688	544,005	1,347,697	1,020,878	326,819
Total Operating Expenses	1,347,693	803,688	544,005	1,347,697	1,020,878	326,819

INCOME (LOSS) FROM OPERATIONS	(1,347,693)	(809,541)	(538,152)	(1,347,697)	(1,011,541)	(320,966)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	(360,921)	-	(360,921)	(360,921)	-	(360,921)
Gain on sale of investments	190,590	-	190,590	203,537	-	203,537
Other income	-	163,465	(163,465)	-	163,116	(163,116)
Interest expense	(376,031)	(1,503)	(374,528)	(464,528)	(100,907)	(363,621)
Mark to Market-Derivative Instrument		76,386	(76,386)		76,386	(76,386)
Total Other Income(Expense)	(546,362)	238,348	(784,710)	(621,912)	138,595	(760,507)
LOSS BEFORE INCOME TAXES	(1,894,055)	(571,193)	(1,322,862)	(1,969,609)	(872,946)	(1,081,473)
PROVISION(BENEFIT) FOR INCOME TAXES	-	(30)	30	366	343	23

NET LOSS BEFORE NON-CONTROLLING INTEREST	(1,894,055)	(571,163)	(1,322,892)	(1,969,975)	(873,289)	(1,081,496)
Net Income (loss) attributable to non-controlling interest	(2,532)	1,525	(4,057)	(4,028)	-	(4,028)
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(1,891,523)	(572,688)	(1,318,835)	(1,965,947)	(873,289)	(1,077,468)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(64,236)	-	(64,236)	(116,103)	-	(116,103)
TOTAL COMPREHENSIVE INCOME (LOSS)	(1,955,759)	(572,688)	(1,383,071)	(2,082,050)	(873,289)	(1,193,571)
Comprehensive income(loss) attributable to non-controlling interest	(12,847)	-	(12,847)	(23,221)	-	(23,221)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (1,942,912)	$ (572,688)	$(1,370,224)	$ (2,058,829)	$ (873,289)	$(1,170,350)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.02)	$ (0.00)	$ 0.08	$ (0.02)	$ (0.01)	$ 0.13

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	98,856,079	115,834,342	(16,978,263)	89,053,317	97,542,171	(8,488,854)

Statements of Cash Flows
	For the six months ended
	June 30, 2010	June 30, 2010	Change
	(re-stated )	(as filed)
Cash Flows from Operating Activities:
Net Income (loss)	$ (2,216,743)	$ (873,289)	$ (1,343,454)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss attributable to non-controlling interest	(4,028)	10,792	(14,820)
Depreciation	3,292	-	3,292
Debt issued for services	300,000	-	300,000
Shares issued for services	333,086	-	333,086
Loan fees	105,759	-	105,759
Gain on sale of investment	(190,590)	-	(190,590)
Contributed services	11,612	-	11,612
Interest expense on beneficial conversion of debt	245,000	-	245,000
Stock Option Expense	14,900	-	14,900
Loss on forgiveness of debt	360,921	-	360,921
Write down of impaired assets	-	8,048	(8,048)
Derivative liability expensed	-	57,739	(57,739)
Changes in assets and liabilities:
Accounts receivable	10,815	25,105	(14,290)
Related party receivable	-	142,986	(142,986)
Prepaid expenses	(40,431)	(135,218)	94,787
Accounts Payable	370,378	318,544	51,834
Accrued interest	71,560	-	71,560
Accrued interest-related party	10,446	-	10,446
Income taxes payable	(19,525)		(19,525)
Other accrued expenses	191,309	-	191,309
Net cash flows from operating activities	(442,239)	(445,293)	3,054
Cash flows from investing activities:
Proceeds from sale of investment	109,645	-	109,645
Net cash flows from investing activities	109,645	-	109,645
Cash flows from financing activities:
Proceeds from related party loan	-	68,956	(68,956)
Bank overdraft	(18,475)	-	(18,475)
Net Proceeds from convertible debentures	127,000	135,000	(8,000)
Proceeds from private placement	32,500	94,918	(62,418)
Increase in deferred finance costs	-	(134,125)	134,125
Proceeds from notes payable	-	380,115	(380,115)
Proceeds from issuance of Series B preferred shares	59,433	-	59,433
Net cash flows from financing activities	200,458	544,864	(344,406)
Net Increase(Decrease) in cash and cash equivalents	(132,136)	99,571	(231,707)
Effect of exchange rates on cash	117,053	(117,831)	234,884
Beginning Cash and Cash equivalents	19,657	19,657	-
Ending Cash and Cash equivalents	$ 4,574	$ 1,397	$ 3,177

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$ -	$ 1,745	$ (1,745)
Cash paid for income taxes	$ -	$ -	$ -

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$ 134,790	$ -	$ 134,790
Stock options granted as partial consideration for acquisition of
RPS GmbH Resource Protection Systems	$ 3,150,000	$ -	$ 3,150,000
Series A Preferred shares issued to relieve debt	$ 375,656	$ -	$ 375,656
Common stock issued for debt	$ 353,100	$ -	$ 353,100
Accounts payable converted to Notes payable	$ 43,217	$ -	$ 43,217
Decrease in due from related party due to acquisition of NewView	$ 515,084	$ -	$ 515,084
Increase in Notes payable related party due to acquisition of NewView	$ 355,636	$ -	$ 355,636
Stock to be issued in connection with private placement	$ -	$ 4,000.00	$ (4,000)
Common stock to be issued in connection with settlements	$ -	$ 777,392.00	$ (777,392)
Unamortized beneficial conversion	$ -	$ 134,126.00	$ (134,126)

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

Our operating results for the three and six month periods ended June 30, 2010 and 2009 are summarized as follows:

	Three months ended		Six months ended
	June 30,		September 30,
	2010	2009	2010	2009
Operating expenses	$1,347,693	$78,291	$1,598,493	$118,439
Net loss	$(1,891,523)	$(28,562)	$(2,216,743)	$(48,329)

Revenues

We did not earn any revenues for the six months ended June 30, 2010, compared to revenues of $81,764 for the comparable period of 2009. We anticipate that we will begin to record significant revenue in the second half of 2010 as projects that have been proposed and signed for are funded.

Expenses

General and Administrative

Our general and administrative expenses increased $1,269,402, or 1,621% to $1,347,693, for the three-months ended June 30, 2010 when compared to the three months ended June 30, 2009 amount of $78,291. This increase is primarily attributable to an increase in consulting fees of $862,000, professional fees of $116, 000, salaries and wages of $52,000, and travel expenses of $84,000 when compared to the three month period ended June 30, 2009. These increases are mostly attributable to our acquisition of RPS and our SEC reporting requirements.

For the six-months ended June 30, 2010 our general and administrative expenses increased $1,480,054, or 1,250% to $1,598,493 when compared to the six-months ended June 30, 2009 amount of $118,439. This increase is primarily attributable to an increase in consulting fees of $862,000, professional fees of $153,000, salaries and wages of $92,000, and travel expenses of $109,000 when compared to the six months period ended June 30, 2009. These increases are mostly attributable to our acquisition of RPS and our SEC reporting requirements.

Other income (expense)

Other income (expense) increased by $545,483, or 62,057%, from $(879) to $(546,362) for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009. The increase is a result of an increase in interest expense of approximately $376,000 related to the Company’s increase in notes payable and the loss on the extinguishment of debt of $360,921related to the sale of SPR. This increase is offset by the $190,590 gain on sale of investments recognized in the three months ended June 30, 2010.

For the six-months ended June 30, 2010 our other income (expense) increased by $621,736, or 353,259%, from $(176) to $(621,912) when compared to the six-months months ended June 30, 2009. The increase is a result of an increase in interest expense of approximately $462,000 related to the Company’s increase in Notes payable and the loss on the extinguishment of debt of $360,921. This increase is offset by the $190,590 gain on sale of investments recognized in the three months ended June 30, 2010.

Liquidity and Capital Resources

Working Capital

			Percentage
	June 30,	Dec. 31	Increase
	2010	2009	(Decrease)
Current Assets	$142,242	$561,548	(74.7)%
Current Liabilities	$3,463,169	$6,025,765	(42.5)%
Working Capital (Deficiency)	$(3,320,927)	$(5,464,217)	(39.2)%

Cash Flows

	Six Months Ended June 30,		Percentage Increase /
	2010	2009	(Decrease)
Cash from Operating Activities	$(442,239)	$14,571	(3,223)%
Cash from Investing Activities	$109,645	$-	N/A
Cash from Financing Activities	$200,458	$-	N/A
Net Increase (Decrease) in Cash	$(132,136)	$14,571	(1,007)%

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

Cash from Operating Activities

We used cash in operating activities in the amount of $460,714 during the six month period ended June 30, 2010  compared to cash provided by operating activities of $14,571 during the six month period ended June 30, 2009. Cash used in operating activities was mostly funded by cash from financing activities.

Cash Used in Investing Activities

Cash provided by investing activities during the six month period ended June 30, 2010 was proceeds from the sale of investments. There were no cash flows from investing activities during the six months ended June 30, 2009.

Cash Provided by Financing Activities

During the six month period ended June 30, 2010:

The Company raised $127,000 net funds from the issuance of convertible debenture to an unaffiliated, accredited investor.  The debentures are convertible at a 42% discount to the lowest 3 day trading price in the 10 day period prior to conversion.

The Company raised $59,433 from the private placement of Class B Preferred Stock to non-affiliated investors at an average price of $2.74 per share.

The Company raised $32,500 through the issuance of 3,500,000 shares of common stock to a non-affiliated investor.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, we had 118,383,342 shares of common stock; 2 shares of Class A Preferred Stock; and 205,394 shares of Class B Preferred Stock issued and outstanding.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2010, our company has accumulated losses of $3,114,152. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Risks and Uncertainties

History of net losses/Going Concern

We have a history of incurring losses, minimal revenue and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

Our common stock is illiquid and shareholders may be unable to sell their shares

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

 PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
Outsourced Associates	1,219	@$2.50	Services	4/23/2010	Preferred B
Richard Papeleo	500,000	@ $.0450	Services	4/27/2010	Common
Andrea Van Graan	75,000	@2.50	Services	5/2/2010	Preferred B
Greg Shepard	6,469,187	@ $.0300	Satisfaction of indebtedness	5/6/2010	Common
La Stella Maris	800	@$2.50	Cash	5/10/2010	Preferred B
Joe Uhe	480	@$2.50	Cash	5/10/2010	Preferred B
Dorothy Ludiciani	2,000	@$2.50	Cash	5/12/2010	Preferred B
Bill Gaffney, Sr.	2,000	@$2.50	Cash	5/12/2010	Preferred B
Tim Manucci	2,000	@$2.50	Cash	5/12/2010	Preferred B
Soil Remediation	1,000	@$2.50	Cash	5/12/2010	Preferred B
Jacqueline Hayes	400	@$2.50	Cash	5/12/2010	Preferred B
Jason Carcelli III	480	@$2.50	Cash	5/12/2010	Preferred B
Robert D Carcelli III	200	@$2.50	Cash	5/12/2010	Preferred B

Ron Carcelli, Jr.	400	@$2.50	Cash	5/12/2010	Preferred B
Ron Carcelli, Sr.	120	@$2.50	Cash	5/12/2010	Preferred B
Steve Grueber	400	@$2.50	Cash	5/12/2010	Preferred B
LMW Holding Company	8,000	@$2.50	Services	5/12/2010	Preferred B
David Gennaro	1,000	@$2.50	Services	5/12/2010	Preferred B
Robert Carcelli, Jr.	1,000	@$2.50	Services	5/12/2010	Preferred B
Matthew Shepard	17,130	@$5.00	Satisfaction of indebtedness	5/12/2010	Preferred B
Bill Ve Anderson	13,456	@$5.00	Satisfaction of indebtedness	5/12/2010	Preferred B
Alan Fleming	11,715	@$2.50	Services	5/12/2010	Preferred B
Preston Olsen	2,000	@$2.50	Cash	5/12/2010	Preferred B
Jacqueline Ward	400	@$2.50	Cash	5/12/2010	Preferred B
John Wright	2,959	@$2.25	Cash	5/12/2010	Preferred B
Monica Wright	2,775	@$2.25	Cash	5/12/2010	Preferred B
Nichole Wright	2,775	@$2.25	Cash	5/12/2010	Preferred B
Joseph Wright	2,775	@$2.25	Services	5/12/2010	Preferred B
John Brewer	9,593	@$4.45	Satisfaction of indebtedness	5/12/2010	Preferred B
Garbilizer	40,407	@$4.45	Satisfaction of indebtedness	5/12/2010	Preferred B
Ken Riter	50,000	@ $.0300	Services	5/12/2010	Common
Denise Rose	50,000	@ $.0300	Services	5/12/2010	Common

Herbert Kuglmeier	50,000	@ $.0300	Services	5/12/2010	Common
John Rossi	7,000,000 1,000,000 2,625,000	@ $.0430 @ $.0010 @ $.0010	Interest Services Cash	5/12/2010	Common Common Common
Commodities Trading Corporation	18,290,155	@ $.0300	Satisfaction of indebtedness	5/17/2010	Common
Marcia Coyne	2,500,000	@ $.0040	Cash	5/17/2010	Common
James Mickler	120	@$2.50	Cash	5/18/2010	Preferred B
Outsourced Associates	1,600	@$2.50	Cash	5/18/2010	Preferred B

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
Date: March 7, 2012