Form 10-Q/A
period 2010-09-30
GARB OIL & POWER CORP
filed 2012-03-07
CIK 798371

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
Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock outstanding as of January 21, 2011 was 123,946,842.

EXPLANATORY NOTE

Garb Oil & Power Corporation (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2010 originally filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2011 (the “Original filing”). This Amendment is being filed primarily in order to amend and restate the Company’s financial statements in Item 1 and related information in Item 2.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Garb” mean Garb Oil & Power Corporation, unless otherwise stated.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS	(re-stated and unaudited)
Current assets:
Cash	$ 4,018	$ 19,657
Accounts receivable-trade	15,894	25,105
Due from related party	-	515,084
Prepaid expenses	135,928	1,702
Total current assets	155,840	561,548

Property and equipment, net	31,946	39,131

Other assets:
Investments	-	1
Deposits	-	300
Total Other assets	-	301
Total assets	$ 187,786	$ 600,980

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	September 30, 2010	December 31, 2009
	(re-stated and unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 61,090	$ 70,903
Accounts payable and accrued expenses	640,173	179,753
Related party payable	343,581	104,951
Notes payable	1,301,866	570,979
Notes payable-related parties	69,269	401,939
Accrued interest	917,262	842,393
Accrued interest-related parties	-	124,055
Wages payable and other accrued liabilities	618,027	459,732
Income taxes payable	110,947	117,060
Common stock payable	-	4,000
Stock options payable	-	3,150,000
Total current liabilities	4,062,215	6,025,765

Deferred tax liabilities	16,712	17,244
Total long-term liabilities	16,712	17,244

Total liabilities	4,078,927	6,043,009

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 1,000,000 shares authorized
2 and 0 shares issued and oustanding as of September 30, 2010
and December 31, 2009, respectively	-	-
Class B preferred; ($.0001 par value) 30,000,000 shares authorized
205,394 and 0 shares issued and oustanding as of September 30, 2010
and December 31, 2009, respectively	21	-
Class C preferred; ($.0001 par value) 19,000,000 shares authorized no shares issued and oustanding as of September 30, 2010
and December 31, 2009, respectively	-	-
Common stock; ($.001 par value) 50,000,000,000 shares authorized,
118,383,342 and 79,250,000 shares issued and oustanding at
September 30, 2010 and December 31, 2009, respectively	118,383	79,250
Additional paid in capital	(447,339)	(4,660,949)
Accumulated other comprehensive income	97,902	51,389
Accumulated deficit	(3,639,757)	(897,409)
Total Garb Oil & Power stockholders' equity (deficit)	(3,870,790)	(5,427,719)
Non-controlling interest	(20,351)	(14,310)
Total stockholders' equity (deficit)	(3,891,141)	(5,442,029)
Total liabilities and stockholders' equity (deficit)	$ 187,786	$ 600,980

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three month periods ended		For the nine month periods ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(re-stated and unaudited)	(unaudited)	(re-stated and unaudited)	(unaudited)
SALES
Sales	$ -	$ -	$ -	$ 81,764
Sales-related party	-	-	-	-
TOTAL SALES	-	-	-	81,764
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	81,764

OPERATING EXPENSES
Selling, general and administrative	406,115	57,328	2,004,608	175,767
Total Operating Expenses	406,115	57,328	2,004,608	175,767

INCOME (LOSS) FROM OPERATIONS	(406,115)	(57,328)	(2,004,608)	(94,003)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	-	-	(360,921)	-
Gain on sale of investments	-	-	190,589	-
Other income	-	-	12,947	1,920
Interest expense	(121,503)	(51,759)	(586,030)	(53,855)
Total Other Income(Expense)	(121,503)	(51,759)	(743,415)	(51,935)
LOSS BEFORE INCOME TAXES	(527,618)	(109,087)	(2,748,023)	(145,938)
PROVISION(BENEFIT) FOR INCOME TAXES	-	-	366	1,620

NET LOSS BEFORE NON-CONTROLLING INTEREST	(527,618)	(109,087)	(2,748,389)	(147,558)
Net Income (loss) attributable to non-controlling interest	(2,013)	8,339	(6,041)	18,197
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(525,605)	(117,426)	(2,742,348)	(165,755)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	69,590	5,261	(46,513)	11,444
TOTAL COMPREHENSIVE INCOME (LOSS)	(456,015)	(112,165)	(2,788,861)	(154,311)
Comprehensive income(loss) attributable to non-controlling interest	13,918	1,052	(9,303)	2,289
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (469,933)	$ (113,217)	$ (2,779,558)	$ (156,600)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.00)	$ (0.00)	$ (0.03)	$ (0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	116,134,342	79,250,000	98,213,076	79,250,000

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2010	September 30, 2009
	(re-stated and unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,742,348)	$(165,755)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss attributable to non-controlling interest	(6,041)	18,197
Depreciation	4,909	9,561
Debt issued for services	450,000	165,347
Shares issued for services	333,086	-
Loan fees	151,129	-
Contributed services	19,373	-
Interest expense on beneficial conversion of debt	245,000	-
Gain on sale of investment	(190,590)	-
Stock Option Expense	14,900	-
Loss on forgiveness of debt	360,921	-
Changes in assets and liabilities:
Accounts recievable	9,211	(1,299)
Related party receivable	-	(20,772)
Prepaid expenses	(52,981)	(571)
Accounts Payable	470,717	(50,095)
Accrued interest	135,182	-
Accrued interest-related party	12,541	-
Income taxes payable	(6,645)	-
Other accrued expenses	409,074	28,357
Net cash flows from operating activities	(382,562)	(17,030)
Cash flows from investing activities:
Proceeds from sale of investment	109,645	-
Net cash flows from investing activities	109,645	-
Cash flows from financing activities:
Net Proceeds from convertible debentures	127,000	-
Bank overdraft	(9,813)	-
Proceeds from issuance of Common stock	32,500	-
Proceeds from issuance of Series B preferred shares	63,433	-
Net cash flows from financing activities	213,120	-
Net Increase(Decrease) in cash and cash equivalents	(59,797)	(17,030)
Effect of exchange rates on cash	44,158	13,243
Beginning Cash and Cash equivalents	19,657	4,810
Ending Cash and Cash equivalents	$4,018	$1,023

Supplemental Disclosures of Cash flow information:
Cash paid for inerest	$43,035	$1,745
Cash paid for income taxes	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$134,790	$-
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$3,150,000	$-
Series B Preferred shares issued to relieve debt	$375,656	$-
Common stock issued for debt	$353,100	$-
Accounts payable converted to notes payable	$43,217	$-
Decrease in Due from related party due to acquisition of NewView	$515,084	$-
Increase in Notes payable related party due to acquisition of NewView	$355,636	$-

Refer to Notes to Condensed Consolidated Financial Statements

Garb Oil & Power Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
  For the nine months ended September 30, 2010 and 2009

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

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,742,348 for the nine months ended September 30, 2010, and has an accumulated deficit of $3,639,757.  Management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, to generate revenues from the sale of equipment and technology, development and installation of, and engineering and site development.  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

On January 15, 2010, RPS GmbH Resource Protection Systems (“RPS”), a corporation organized under the laws of Germany, and a wholly-owned subsidiary of the Company, purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The transaction is accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The assets and liabilities of the combined entities are shown at historical cost. Subsequent to the filing of the original September 30, 2010 10-Q, the December 31, 2009 consolidated financial statements, including the retrospective combining of Newview, have now been audited and are no longer reflected as unaudited.

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

e)   Accounts receivable and concentration of credit risk

The Company has $15,894 and $25,105 accounts receivable at September 30, 2010 and December 31, 2009 respectively.  The Company does not currently foresee a concentrated credit risk associated with trade receivables.  When the Company generates significant ongoing revenue, the Company will evaluate the receivable in light of the collectability in the normal course of business.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009.

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

From time to time, our CEO, John Rossi incurred expenses in behalf of the Company.  At September 30, 2010 the balance owed to Mr. Rossi was $69,269. The balance has been accrued in notes payable related parties. In addition, in conjunction with the purchase of Niewview for $870,720 the Company relieved amounts owed by Igor Plahuta to the Company of $515,084 and recorded a payable to Mr. Plahuta of $355,636. As of September 30, 2010 the amount owed to Mr.Plahuta was $343,581, which was recorded in related party payables.

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

In July 2010, the Company approved the issuance of 1,600 shares of Class B Preferred Stock at a price for aggregate gross proceeds of $4,000.

6.	Debt Issuance

On March 11, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207 was recognized as interest expense on the date of issuance, As of September 30, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of September 30, 2010 is $86,207.

On May 11, 2010 the Company borrowed $40,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph. . The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $28,966 was recognized as interest expense on the date of issuance. As of September 30, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of September 30, 2010 is $68,966.

On June 8, 2010 the Company borrowed $45,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $32,586 was recognized as interest expense on the date of issuance, As of September 30, 2010, no portion of the Asher Note has been converted to common stock. The balance of the note as of September 30, 2010 is $77,586.

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

On September 29, 2010 the Company issued a note to Outsourced Associates (“Outsourced”) for $150,000 related to consulting services. The Outsourced Note bears interest at 18% per annum and has a maturity date of September 30, 2010. The Outsourced Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. As of October 1, 2010 the Company was in default of the Note and recorded a $15,074 interest expense penalty related to this note.

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

The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($870,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($435,000), cash up to €150,000 ($217,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($217,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of September 30, 2010.

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

eWaste

On March 24, 2010, the Company, along with Soil Remediation Inc. (“SRI”), Steel Valley Design Inc., LMW Holding Company Inc., Odyssey Environmental LLC, Robert D. Carcelli, Inc., Liberian Holding Corporation, Inc., and Three C’s Distributing, Inc. (collectively, the “eWaste Founders”) formed eWaste USA, Inc., a Delaware corporation, (“eWaste”) with the intent of building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States with total value of $135,000,000.  John Rossi, the President and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer of eWaste.  As of the end of the three-month period ending March 31, 2010 there was no activity in eWaste.  eWaste will be consolidated with the Company in future periods once it has activity. After March 31, 2010, the eWaste Founders contributed to the formation and initial expenses of the Company in exchange for their proportionate ownership in eWaste. The Company contributed 51% of all expenses and the other members contributed 49% as per their assigned shareholding.  Accordingly, the Company owns 51% of eWaste and the other eWaste Founders own the remaining 49% among themselves. In September 2010 per the mutual agreement of the eWaste founders, eWaste USA, Inc. was dissolved. There was very minimal activity in the entity prior to its dissolution.

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

10.	Re-statement of September 30, 2010 unaudited financial statements

The Company determined that it had incorrectly accounted for its convertible debt transaction for the period ended September 30, 2010. The Company originally recorded a discount to the liability balance for a beneficial conversion feature of $97,759, which was accreted over the life of the note payable. However, since the notes are immediately convertible into a variable number of shares based on a fixed monetary value the Company determined it should be accounted for under the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $97,759 was recognized as interest expense and recorded in notes payable on the date of issuance.  Also, in conjunction with the audit of our 2010 financial statements we determined that our valuation of stock issuances was incorrect. In addition to these changes, the Company also made various re-classification changes throughout the financial statements and related notes to the financial statements to conform to changes made to the annual financial statements. The following table shows the effect of the changes on the unaudited financial statements.

Balance Sheets
	September 30, 2010	September 30, 2010	Change
ASSETS	(re-stated )	(as originally filed)
Current assets:
Cash	$ 4,018	$ 183	$ 3,835
Accounts receivable-trade	15,894	15,994	(100)
Prepaid expenses	135,928	133,662	2,266
Total current assets	155,840	149,839	6,001

Property and equipment, net	31,946	31,946	-

Total assets	$ 187,786	$ 181,785	$ 6,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 61,090	$ 2,004	$ 59,086
Accounts payable and accrued expenses	640,173	685,211	(45,038)
Related party payable	343,582	4,194	339,388
Convertible notes payable	-	70,528	(70,528)
Notes payable	1,301,866	634,827	667,039
Derivative liability	-	-	-
Notes payable-related parties	69,269	69,269	-
Accrued interest	917,262	-	917,262
Wages payable and other accrued liabilities	618,027	-	618,027
Income taxes payable	110,946	-	110,946
Accrued expenses	-	1,614,609	(1,614,609)
Derivative liability	-	55,473	(55,473)
Total current liabilities	4,062,215	3,136,115	926,100

Deferred tax liabilities	16,712	16,712	-
Total long-term liabilities	16,712	16,712	-

Total liabilities	4,078,927	3,152,827	926,100

Stockholders’ equity(deficit):
Class A preferred	-	-	-
Class B preferred	21	31	(10)
Class C preferred	-	-	-
Common stock	118,383	115,834	2,549
Common stock payable	-	4,000	(4,000)
Additional paid in capital	(447,339)	1,670,418	(2,117,757)
Accumulated other comprehensive income	97,902	(47,904)	145,806
Accumulated deficit	(3,639,757)	(4,705,824)	1,066,067
Total Garb Oil & Power stockholders' equity (deficit)	(3,870,790)	(2,963,445)	(907,345)
Non-controlling interest	(20,351)	(7,597)	(12,754)
Total stockholders' equity (deficit)	(3,891,141)	(2,971,042)	(920,099)
Total liabilities and stockholders' equity (deficit)	$ 187,786	$ 181,785	$ 6,001

Statements of Operations	For the three month periods ended			For the nine month periods ended
	September 30, 2010	September 30, 2010	Change	September 30, 2010	September 30, 2010	Change
	(re-stated)	(as originally filed)		(re-stated)	(as originally filed)
SALES
Sales	$ -	$ (421)	$ 421	$ -	$ (6,274)	$ 6,274
Sales-related party	-	-	-	-	-	-
TOTAL SALES	-	(421)	421	-	(6,274)	6,274
COST OF SALES	-	15,190	(15,190)	-	-	-
GROSS PROFIT	-	(15,611)	15,611	-	(6,274)	6,274

OPERATING EXPENSES
Selling, general and administrative	406,115	800,546	(394,431)	2,004,608	1,821,424	183,184
Total Operating Expenses	406,115	800,546	(394,431)	2,004,608	1,821,424	183,184

INCOME (LOSS) FROM OPERATIONS	(406,115)	(816,157)	410,042	(2,004,608)	(1,827,698)	(176,910)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	-	-	-	(360,921)	-	(360,921)
Gain on sale of investments	-	-	-	190,589	-	190,589
Other income	-	18,040	(18,040)	12,947	181,156	(168,209)
Mark to Market-Derivative instrument liability	-	-	-	-	76,386	(76,386)
Interest expense	(121,503)	5,387	(126,890)	(586,030)	(95,520)	(490,510)
Total Other Income(Expense)	(121,503)	23,427	(144,930)	(743,415)	162,022	(905,437)
LOSS BEFORE INCOME TAXES	(527,618)	(792,730)	265,112	(2,748,023)	(1,665,676)	(1,082,347)
PROVISION(BENEFIT) FOR INCOME TAXES	-	5	(5)	366	348	18

NET LOSS BEFORE NON-CONTROLLING INTEREST	(527,618)	(792,735)	265,117	(2,748,389)	(1,666,024)	(1,082,365)
Net Income (loss) attributable to non-controlling interest	(2,013)	-	(2,013)	(6,041)	-	(6,041)
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	$ (525,605)	$ (792,735)	$ 267,130	$ (2,742,348)	$ (1,666,024)	$ (1,076,324)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	69,590	-	69,590	(46,513)	-	(46,513)
TOTAL COMPREHENSIVE INCOME (LOSS)	(456,015)	(792,735)	336,720	(2,788,861)	(1,666,024)	(1,122,837)
Comprehensive income(loss) attributable to non-controlling interest	13,918	-	13,918	(9,303)	-	(9,303)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (469,933)	$ (792,735)	$ 322,802	$ (2,779,558)	$ (1,666,024)	$ (1,113,534)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)	$ 0.01

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	116,134,342	115,834,342	300,000	98,213,076	103,639,561	(5,426,485)

Statements of Cash Flows	For the nine months ended
	September 30, 2010	September 30, 2010	Change
	(re-stated)	(as originally filed)
Cash Flows from Operating Activities:
Net Income (loss)	$ (2,742,348)	$ (1,666,024)	$ (1,076,324)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss attributable to non-controlling interest	(6,041)	6,842	(12,883)
Depreciation	4,909	4,852	57
Debt issued for services	450,000	-	450,000
Shares issued for services	333,086	-	333,086
Loan fees	151,129	-	151,129
Contributed services	19,373	-	19,373
Interest expense on beneficial conversion of debt	245,000	-	245,000
Gain on sale of investment	(190,591)	-	(190,591)
Stock Option Expense	14,900	-	14,900
Loss on forgiveness of debt	360,921	-	360,921
Stock issued for compensation	-	150,000	(150,000)
Derivative liability expensed	-	55,473	(55,473)
Changes in assets and liabilities:
Accounts recievable	9,211	9,111	100
Related party receivable	-	142,986	(142,986)
Prepaid expenses	(52,981)	(131,660)	78,679
Accounts Payable	470,718	701,279	(230,561)
Accrued interest	135,182	-	135,182
Accrued interest-related party	12,541	-	12,541
Income taxes payable	(6,645)	-	(6,645)
Other accrued expenses	409,074	-	409,074
Net cash flows from operating activities	(382,562)	(727,141)	344,579
Cash flows from investing activities:
Proceeds from sale of investment	109,645	-	109,645
Net cash flows from investing activities	109,645	-	109,645
Cash flows from financing activities:
Proceeds from related party loan	-	69,269	(69,269)
Bank overdraft	(9,813)	-	(9,813)
Net Proceeds from convertible debentures	127,000	135,000	(8,000)
Proceeds from notes payable	-	516,039	(516,039)
Proceeds from private placement	32,500	100,474	(67,974)
Increase in deferred finance costs	-	(64,472)	64,472
Proceeds from issuance of Series B preferred shares	63,433	-	63,433
Net cash flows from financing activities	213,120	756,310	(543,190)
Net Increase(Decrease) in cash and cash equivalents	(59,797)	29,169	(88,966)
Effect of exchange rates on cash	44,158	(48,643)	92,801
Beginning Cash and Cash equivalents	19,657	19,657	-
Ending Cash and Cash equivalents	$ 4,018	$ 183	$ 3,835
Supplemental Disclosures of Cash flow information:
Cash paid for inerest	$ 43,035	$ -	$ 43,035
Cash paid for income taxes	$ -	$ -	$ -
Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$ 134,790	$ -	$ 134,790
Stock options granted as partial consideration for acquisition of
RPS GmbH Resource Protection Systems	$ 3,150,000	$ -	$ 3,150,000
Series A Preferred shares issued to relieve debt	$ 375,656	$ -	$ 375,656
Common stock issued for debt	$ 353,100	$ -	$ 353,100
Accounts payable converted to Notes payable	$ 43,217	$ -	$ 43,217
Decrease in due from related party due to acquisition of NewView	$ 515,084	$ -	$ 515,084
Increase in Notes payable related party due to acquisition of NewView	$ 355,636	$ -	$ 355,636
Stock to be issued in connection with private placement	$ -	$ 4,000	$ (4,000)
Common stock to be issued in connection with settlements	$ -	$ 777,392	$ (777,392)
Unamortized beneficial conversion	$ -	$ 64,472	$ (64,472)

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

Our operating results for the three and nine month periods ended September 30, 2010 and 2009 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating expenses	$406,115	$57,328	$2,004,608	$175,767
Net loss	$(525,605)	$(117,426)	$(2,742,348)	$(165,755)

Revenues

We did not earn any revenues for the nine months ended September 30, 2010, compared to revenues of $81,764 for the comparable period of 2009. We anticipate that we will begin to record significant revenue in the second half of 2012 as projects that have been proposed and signed for are funded.

Expenses

General and Administrative

Our general and administrative expenses increased $348,787, or 608% to $406,115 for the three-months ended September 30, 2010 when compared to the three months ended September 30, 2009 amount of $57,328. This increase is primarily attributable to an increase in consulting fees of approximately $36,000, professional fees of approximately $126,000, and salaries and wages of $164,000 when compared to the nine months period ended September 30, 2009. These increases are all attributable to our acquisition of RPS and our SEC reporting requirements.

For the nine-months ended September 30, 2010 our general and administrative expenses increased $1,828,841, or 1040% to $2,004,608 when compared to the nine-months ended September 30, 2009 amount of $175,767. This increase is primarily attributable to an increase in consulting fees of approximately $901,000, professional fees of $298,000, salaries and wages of $370,000, and travel expenses of $327,000 when compared to the nine months period ended September 30, 2009. These increases are all attributable to our acquisition of RPS and our SEC reporting requirements.

Other income (expense)

Other income (expense) increased by 69,744, or 135%, from $(51,759) to $(121,503) for the three months ended September 30, 2010 when compared to the three months ended June 30, 2009. The increase is a result of an increase in interest expense of approximately $70,000 related to the Company’s increase in notes payable.

For the nine months ended September 30, 2010 our other income (expense) increased by $691,480, or 1331%, from $(51,935) to $(743,415) when compared to the nine months ended September 30, 2009. The increase is a result of an increase in interest expense of approximately $532,000 related to the Company’s increase in notes payable and a loss on extinguishment of debt of $360,921. This increase is offset by the $190,589 gain on sale of investments recognized in the nine months ended September 30, 2010.

Liquidity and Capital Resources

Working Capital

			Percentage
	September 30,	Dec. 31	Increase
	2010	2009	(Decrease)
Current Assets	$155,840	$561,548	(72.2)%
Current Liabilities	$4,062,215	$6,025,765	(32.6)%
Working Capital (Deficiency)	$(3,906,375)	$(5,464,217)	(28.5)%

Cash Flows

	Nine Months Ended September 30,		Percentage Increase /
	2010	2009	(Decrease)
Cash Used in Operating Activities	$(382,562)	$(17,030)	2204%
Cash Used in Investing Activities	$109,645	$-	N/A
Cash Provided by Financing Activities	$213,120	$-	N/A
Net Decrease in Cash	$(59,797)	$(17,030)	(251)%

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

Cash Used in Operating Activities

We used cash in operating activities in the amount of $392,375 during the nine month period ended September 30, 2010 compared to $17,030 during the nine month period ended September 30, 2009. Cash used in operating activities was mostly funded by cash from financing activities.

Cash Used in Investing Activities

Cash provided by investing activities during the nine month period ended September 30, 2010 was proceeds of $109,645 from the sale of investments. There were no cash flows from investing activities during the nine months ended September 30, 2009.

Cash Provided by Financing Activities

During the nine month period ended September 30, 2010:

The Company raised $127,000 net funds from the sale of a nine month convertible debenture to an unaffiliated, accredited investor.  The debentures are convertible at a 42% discount to the lowest 3 day trading price in the 10 day period prior to conversion.

The Company raised $63,433 from the private placement of Class B Preferred Stock to non-affiliated accredited investors at an average price of $2.77 per share.

The Company raised $32,500 through the issuance of 5,175,000 shares of common stock to a non-affiliated investor.

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

 Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2010, our company has accumulated losses of $3,639,757. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Inadequate disclosure controls and procedures

The Company does not have adequate personnel to review day-to-day financial transactions, review of financial statement disclosures, or record, process, summarize and report within the time periods specified in SEC rules and forms for the period covered by this Report on Form 10-K. To remediate the control deficiencies, one of several specific additional steps is that the Company plans to undertake is to employ a fulltime CFO to implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC and implement internal processes and controls for all day-to-day financial transactions.  Our efforts to comply with disclosure controls and procedures are likely to continue to result in increased expenses and the commitment of significant financial and personnel resources.  We can give no assurance that in the future such efforts will be successful.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our stock

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officers evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, these officers concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

 Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting implemented during the third quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company anticipates implementing additional internal controls and procedures to address material weaknesses as soon as it is financially and logistically able to do so.

 PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
Outsourced Associates	1,600	@$2.50	Cash	7/2010	Preferred B

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