Form 10-K
period 2010-12-31
GARB OIL & POWER CORP
filed 2012-03-08
CIK 798371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PERSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 000-14859

GARB OIL & POWER CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

5248 Pinemont Drive, Suite C-110
Murray, Utah 84123
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number: (801) 738-1355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                                                     Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock ($.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No[X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of June 30, 2010, which is the last day of the most recently completed second fiscal quarter, was approximately $920,182

The number of shares outstanding of the Registrant’s common stock, $.001 par value, as of March 7, 2012 was 2,347,911,502.

Table of Contents

Item		Page
	Part I
1	Description of Business	1
1A	Risk Factors	6
1B	Unresolved Staff Comments	9
2	Properties	9
3	Legal Proceedings	9
4	[Removed and Reserved]	9
5	Market for Registrant’s Common Equity, Related Shareholder Matters
	and Issuer Purchases of Equity Securities	9
6	Selected Financial Data	13
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
7A	Quantitative and Qualitative Disclosures about Market Risk
8	Financial Statements and Supplementary Data	18

	Part II
	Consolidated Financial Statements	F-1
	Table of Contents	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-6
	Consolidated Statements of Stockholders’ Equity (Deficit)	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to the Consolidated Financial Statements	F-9
9	Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure	19
9A	Controls and Procedures	19
9B	Other Information	21

	Part III
10	Directors, Executive Officers and Corporate Governance	21
11	Executive Compensation	23
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
13	Certain Relationships and Related Transactions, and Director Independence	24
14	Principal Accountant Fees and Services	26
15	Exhibits, Financial Statement Schedules	26
	Signatures	28

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

In this Annual Report, references to “Garb,” the “Company,” “we,” “us,” “our” (and words of similar import) refer to Garb Oil & Power Corporation, a Utah corporation, and such references also include our wholly-owned subsidiary, RPS GmbH Resource Protection Systems, our subsidiaries Newview S.L. and any other subsidiary of the Company, unless specific reference is made to a particular company or a subsidiary of a company.

1.  DESCRIPTION OF BUSINESS

General

Garb Oil & Power Corporation (“Garb”) is in the fast growing industry of waste recycling and specifically related to the E-Waste, waste to energy, tire recycling and car recycling. Garb’s strategy is to build its own plants and sell the high value products that Garb’s processing technology allow it to produce. Products such as copper, aluminum, alloys and plastics from its e-scrap plants, once in production: Products such as NanoRubber from its rubber plants, once in production. Garb technology is a proven technology already well utilized in Europe, where Garb, through its wholly owned subsidiary RPS GmbH Resource Protections Systems and its officers and principal shareholders, has already sold in the last 10 years over 135 machines and produced, built, collaborated, designed, planned, delivered and/or commissioned over 15 plants in the E-waste and Rubber recycling and general waste processing.

Garb is a corporation incorporated in the State of Utah in 1972 under the name Autumn Day, Inc.  The Company changed its name in 1978 to Energy Corporation International and again in 1981 to Garb-Oil Corporation of America, which marked the start of company’s development stage in the energy and recycling industries. The Company’s development stage activities consisted of raising capital, purchasing property and developing technology related to waste-to-energy electricity production, pyrolysis (extraction of oil, carbon, and steel from used tires), and recovery of used rubber from large off-the-road tires and repair and sale of used truck tires.  In 1985 the Company changed its name to Garb Oil & Power Corporation.  Garb exited its development stage June 30, 2004.

Recent Acquisitions

RPS GmbH Resource Protection Systems

On October 19, 2009, we entered into a Stock Purchase Agreement (the “RPS Agreement”) to purchase all of the outstanding shares of RPS GmbH Resource Protection Systems (“RPS”), a green-technologies company based in Germany specializing in waste processing and recycling (the “RPS Acquisition”).  We closed the RPS Acquisition on October 27, 2009.  As consideration, the Company paid the shareholders of RPS an aggregate of 27,829,291 shares of the Company’s common stock and options to purchase 100,000,000 shares of the Company’s common stock with an expiration date of  November 1, 2014 and an exercise price equal to one-tenth of the closing ask price for ten trading days prior to the exercise of the option.  The options were contingent upon the Company increasing its authorized shares, which it did in March 2010.The RPS Acquisition is considered to be capital transactions in substance, rather than a business combination. That is, the RPS Acquisition is equivalent to the acquisition by RPS of Garb.  Accordingly, the RPS Acquisition was accounted for as a change in capital structure, identical to that of a reverse acquisition. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies” and “Note 1 – Organization and Summary of Significant Accounting Principles” to our consolidated financial statements.

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

Newview S.L.

On January 15, 2010, RPS acquired 80% of the outstanding equity of Newview S.L., a company organized under the laws of Spain (“Newview”) from Igor Plahuta (the “Newview Acquisition”).  In January 2009, Mr. Plahuta sold 20% of the outstanding equity of Newview to Artech Recyclingtechnik GmbH (“Artech”).  This transfer to Artech is in the process of being unwound and the 20% ownership previously transferred to Artech will be returned to Mr. Plahuta and immediately transferred to Garb.  We anticipate receiving the remaining 20% by year-ending December 31, 2012.  The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($870,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($435,000), cash up to €150,000 ($217,000) from the sale of a 45.47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain (“SPR”) when RPS consummates such sale and receives payment therefore, and cash up to €150,000 ($217,000) from profits of RPS based on a percent of gross sales of RPS during a certain period.  Mr. Plahuta currently is the Managing Director of Newview. The transaction was accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined.

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

On March 18, 2010, the Company received and accepted purchase orders to design, install and sell its first e-waste recycling plant to Soil Remediation Inc. (“SRI”) of Lowellville, Ohio for $13,492,000 (the “SRI Plant”). Building of the plant is expected to start by September 20, 2010, with commissioning planned by December 15, 2010.  Proceeds from the sale of the SRI Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the SRI Plant is subject to the buyer’s timely payment of milestone payments. This project was never started because the necessary funding was not obtained and the purchase orders were cancelled.

On March 24, 2010, the Company acquired a 51% interest in a newly formed entity, eWaste USA, Inc., a Delaware corporation (“eWaste”).  The Company along with its partners intended on building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States.  John Rossi, the President and Chief Executive Officer of the Company, is also the Chairman and Chief Executive Officer of eWaste. In September 2010 per the mutual agreement of the eWaste founders, eWaste USA, Inc. was dissolved. There was no activity in the entity prior to its dissolution.

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell another e-waste recycling plant to La Stella Maris Inc. of Virginia for $13,492,000 (the “La Stelle Maris Plant”). Building of the La Stella Maris Plant is expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  Proceeds from the sale of the La Stelle Maris Plant are paid on certain milestones and benchmarks during the life of the project.  Sale of the La Stella Maris Plant is subject to the buyer’s timely payment of milestone payments. This project was never started because the necessary funding was not obtained and the purchase orders were cancelled.

In June 2011 the Company signed a $20 million Equity Line of credit with Evolution Capital, LLC. The funding will be used to close on potential acquisitions currently under review and due diligence In addition GARB engaged DDR & Associates, a strategic consulting firm with years of expertise in helping small enterprises achieve their growth potential. The Company has yet to draw down any amounts on the line of credit.

In August 2011 the Company announced it will form a JV partnership in Rome, Italy to build and operate an E-Waste plant in the Viterbo province. The plant will have 25,000 metric tons input and produce output in Copper, Aluminum, Alloys and Plastic. Once operational the plant will provide estimated revenues in excess of euro 11,000,000 ($15,400,000) and EBITA in excess of euro 6,000,000 ($8,400,000) per year of operation. All raw materials will be sold to local entities for further processing. The plant will be locally funded and initial funds are available to start the project. The JV will be 51% owned by Garb and 49% by a local group already present in the waste recycling business locally. The Company will then build, own and operate a 25,000 metric ton E-Waste plant.

In August 2011, the Company formed a Joint Venture partnership that will act as the coordinating company for the managing and coordinating the growth and development of 7 E-waste plants throughout the United States. It is planned that the company will manage and co-ordinate the building of 7 E-Waste recycling facilities within the next 3 years. The JV will be funded through USCIS designated regional centers under the EB-5 Pilot Program for each E-Waste recycling facility in accordance with our planned schedule. It is estimated that each E-Waste recycling facility will cost as much as $15,000,000 to build depending on configuration and size of each recycling facility. The Joint Venture is owned 51% by the Company and 49% by ACG Consulting LLC. Three E-Waste recycling facilities are planned for operation during the 2013 calendar year with four additional recycling facilities to come on line during the 2014 calendar year.

In October 2011 the Company formed a Joint Venture partnership in Italy to build and operate an E-Waste plant. The plant will have 25,000 metric tons input and produce output in Copper, Aluminum, Alloys and Plastic. The Joint Venture will be 51% owned by the Company and 49% by a local  Italian group already present in the waste recycling business locally. The Company will then build, own and operate a 25,000 metric ton E-Waste plant. The estimated cost of the project including land, building and plant is expected to be approx. $25 million USD and is scheduled to be completed by September 2012.

Garb Products

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

Employees

The Company’s President and CEO, John Rossi, Chief Technical Officer, Igor Plahuta, and Chief Operations Officer, Alan Fleming each devote 40 hours, or more, per week to the Company’s business, as well as one additional engineer. All additional work is performed on a sub-contract basis.

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

Research and Development

During the years ended December 31, 2010 and 2009, the Company has not expended any funds on research and development activities. Garb plans to grow its R&D budget to 8% of its revenue by 2015.

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

We make available free of charge through our investor relations Web site, www.ir-site.com/garb/sec.asp, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Garb Oil & Power Corporation, 5278 S. Pinemont Dr. Suite C-110, phone: (801) 738-1355, e-mail: info@garbmail.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

1A.  RISK FACTORS

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

Reliance on our key employees.

Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to attract and retain and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. Our employees work for us on an at-will basis; however, the laws of some of the international jurisdictions where we may have employees in the future may require us to make statutory severance payments in the event of termination of employment. We plan to hire additional personnel in all areas of our business, both domestically and internationally. We may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.

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

Limited internal controls.

We currently have three directors all whom are officers of the company, so we rely on computer and manual systems without independent officers and employees to implement full, formal, internal control systems. Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity. This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

Inadequate disclosure controls and procedures.

The Company does not have adequate personnel to review of day-to-day financial transactions, review of financial statement disclosures, or record, process, summarize and report within the time periods specified in SEC rules and forms for the period covered by this Report on Form 10-K. To remediate the control deficiencies, one of several specific additional steps is that the Company plans to undertake to employ a fulltime CFO to implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC and implement internal processes and controls for all day-to-day financial transactions.  Our efforts to comply with disclosure controls and procedures are likely to continue to result in increased expenses and the commitment of significant financial and personnel resources.  We can give no assurance that in the future such efforts will be successful.

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

As of December 31, 2010, John Rossi and Igor Plahuta, collectively owned 24.10% of all issued and outstanding common shares of the Company.  They also own 100% of the Series A Preferred shares, which are convertible into 991,585,524 shares of common stock of the Company as of December 31, 2010.  Additionally, Alan Fleming owns 15.4% of the Series B Preferred shares, which are convertible into 29,287,500 of common stock. Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions, even if other shareholders oppose them. Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. Such actions could delay or prevent a change in our control. See “Security Ownership of Certain Beneficial Owners and Management.”

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

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 50,000,000,000 shares of preferred stock with rights, preferences and privileges senior in many respects to the Company’s common stock. Our Board is empowered, without stockholder approval, to issue preferred stock with liquidation, conversion, voting, anti-dilution or other rights which could adversely affect the voting power, economic interests or other rights of the holders of the common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

1B. UNRESOLVED STAFF COMMENT

Not Applicable.

2. PROPERTIES

The Company’s executive offices are located at 5248 Pinemont Drive, Suite C-110, Murray, Utah 84123 under a two year lease. The offices consist of approximately 1,200 square feet.

3. LEGAL PROCEEDINGS

Not Applicable.

4. (REMOVED AND RESERVED)

Not Applicable.

5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded in the over-the-counter market. The representative bid and asked quotations are posted on the National Association of Securities Dealers OTC Bulletin Board under the symbol GARB. On December 31, 2010 there were approximately 661 holders of record of the common stock of the Company and the Company believes there were approximately 1,000 beneficial owners.

The following table sets forth the range of high and low representative bid quotations for the periods indicated.

(Fiscal Year)	High	Low
(Period)
2010
1st Quarter	$.0600	$.0050
2nd Quarter	$.0530	$.0080
3rd Quarter	$.0125	$.0027
4th Quarter	$.0150	$.0025
2009
1st Quarter	$.0500	$.0020
2nd Quarter	$.0120	$.0080
3rd Quarter	$.0140	$.0050
4th Quarter	$.0750	$.0150

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

Sales of Unregistered Securities

The table below sets forth all issuances of unregistered securities during the years ended December 31, 2010, and December 31, 2009, including the name of the purchaser, the number of shares, price per share, class and series of security sold, form of consideration paid and date of the issuance.

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
Leroy Jackson	50,000	@ $.0100	Cash	1/2010	Common
Premier Media Services, Inc.	500,000	@ $.0350	Services	1/2010	Common
Premier Funding & Financial Marketing	50,000	@ $.0350	Services	1/2010	Common
Outsourced Associates	1,219	@$2.50	Services	4/23/2010	Preferred B
Richard Papeleo	500,000	@ $.0450	Services	4/27/2010	Common
Andrea Van Graan	75,000	@2.50	Services	5/2/2010	Preferred B
Greg Shepard	6,469,187	@ $.0300	Satisfaction of indebtedness	5/6/2010	Common
La Stella Maris	800	@$2.50	Cash	5/10/2010	Preferred B
Joe Uhe	480	@$2.50	Cash	5/10/2010	Preferred B
Dorothy Ludiciani	2,000	@$2.50	Cash	5/12/2010	Preferred B

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
Bill Gaffney, Sr.	2,000	@$2.50	Cash	5/12/2010	Preferred B
Tim Manucci	2,000	@$2.50	Cash	5/12/2010	Preferred B
Soil Remediation	1,000	@$2.50	Cash	5/12/2010	Preferred B
Joseph Van Oudenhove III	800	@$2.50	Cash	5/12/2010	Preferred B
Jacqueline Hayes	400	@$2.50	Cash	5/12/2010	Preferred B
Jason Carcelli III	480	@$2.50	Cash	5/12/2010	Preferred B
Robert D Carcelli III	200	@$2.50	Cash	5/12/2010	Preferred B
Ron Carcelli, Jr.	400	@$2.50	Cash	5/12/2010	Preferred B
Ron Carcelli, Sr.	120	@$2.50	Cash	5/12/2010	Preferred B
Steve Grueber	400	@$2.50	Cash	5/12/2010	Preferred B
LMW Holding Company	8,000	@$2.50	Services	5/12/2010	Preferred B
David Gennaro	1,000	@$2.50	Services	5/12/2010	Preferred B
Robert Carcelli, Jr.	1,000	@$2.50	Services	5/12/2010	Preferred B
Matthew Shepard	17,130	@$5.00	Satisfaction of indebtedness	5/12/2010	Preferred B
Bill Ve Anderson	13,456	@$5.00	Satisfaction of indebtedness	5/12/2010	Preferred B
Alan Fleming	11,715	@$2.50	Services	5/12/2010	Preferred B
Preston Olsen	2,000	@$2.50	Cash	5/12/2010	Preferred B
Jacqueline Ward	400	@$2.50	Cash	5/12/2010	Preferred B

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
John Wright	2,959	@$2.25	Cash	5/12/2010	Preferred B
Monica Wright	2,775	@$2.25	Cash	5/12/2010	Preferred B
Nichole Wright	2,775	@$2.25	Cash	5/12/2010	Preferred B
Joseph Wright	2,775	@$2.25	Services	5/12/2010	Preferred B
John Brewer	9,593	@$4.45	Satisfaction of indebtedness	5/12/2010	Preferred B
Garbilizer	40,407	@$4.45	Satisfaction of indebtedness	5/12/2010	Preferred B
Ken Riter	50,000	@ $.0300	Services	5/12/2010	Common
Denise Rose	50,000	@ $.0300	Services	5/12/2010	Common
Herbert Kuglmeier	50,000	@ $.0300	Services	5/12/2010	Common
John Rossi	7,000,000 1,000,000 2,625,000	@ $.0430 @ $.0010 @ $.0010	Interest Services Cash	5/12/2010	Common Common Common
Commodities Trading Corporation	18,290,155	@ $.0300	Satisfaction of indebtedness	5/17/2010	Common
Marcia Coyne	2,500,000	@ $.0040	Cash	5/17/2010	Common
James Mickler	120	@$2.50	Cash	5/18/2010	Preferred B
Outsourced Associates	1,600	@$2.50	Cash	5/18/2010	Preferred B
Stock Guru	6,500,000	@ $.0070	Pre-paid services	10/1/2010	Common
Asher Enterprises Inc.	1,562,500	@ $.0055	Satisfaction of indebtedness	10/15/2010	Common
John C. Brewer	23,046,611	@ $.0150	Satisfaction of indebtedness	7/8/2009	Common
RMT Trust	225,000	@ $.0044	Cash	7/8/2009	Common
Wright Enterprises	1,000,000	@ $.0037	Cash	10/17/2009	Common

Purchaser	Shares	Price Per Share	Consideration	Date	Class/Series
Joseph Wright	1,000,000	@ $.0035	Cash	10/17/2009	Common
John Rossi	13,914,645	@ $0.025	Shares of RPS pursuant to the RPS Acquisition	10/27/2009	Common
Igor Plahuta	13,914,645	@ $.025	Shares of RPS pursuant to the RPS Acquisition	10/27/2009	Common
Wallace Boyack	500,000	@ $.0100	Satisfaction of indebtedness	11/4/2009	Common
John Rossi	1,750,000	@ $.0096	Cash	12/7/2009	Common

No underwriters were used in the sale of any unregistered shares of the Company in the past two years ending December 31, 2010.  All unregistered shares of the Company sold in the past two years ending December 31, 2010 were issued to accredited investors in reliance to the private placement exemption from registration under Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

6. SELECTED FINANCIAL DATA

Not Applicable.

7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part II. Item 8 of this Annual Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Part I. Item 1A “Risk Factors” and elsewhere in this Annual Report. Unless otherwise indicated, all references to a year reflect our fiscal year that ended on December 31, 2010.

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

Operating expenses for the Company have been paid in part from short-term unsecured notes from shareholders and the issuance of stock of the Company. At December 31, 2010 the Company had a deficit in working capital (current liabilities in excess of current assets) of $4,294,857. The working capital deficit at December 31, 2009 was $5,464,218. The decrease in working capital deficit when compared to December 31, 2009 was the result of the re-classification of $3,150,000 of Stock options payable to additional paid in capital due to the Company’s increased authorized shares and an increase in prepaid expenses and a decrease in Notes payable-related party and accrued interest related party, offset in part by an increase in Notes payable, accounts payable and accrued expenses, accrued interest and wages payable.

Revenues
During the years ending December 31, 2010 and 2009, the Company recognized revenue from sales of $0 and $99,416, respectively. The Company does not expect to have revenues for the foreseeable future until their e-waste plants are opened.

Operating expenses
The Company’s 2010 operating expenses increased $1,736,370 or 287.2% to $2,341,000 when compared to the 2009 operating expenses of $604,630. This increase is mainly attributable to increases in consulting fees of approximately $622,000, professional fees of $369,000, salaries and wages of $207,000, and travel expenses of $115,000 when compared to the year ended December 31, 2009. These increases are mostly attributable to our acquisition of RPS and Newview and our SEC reporting requirements.

Other Income(Expense)
For year ended December 31, 2010 our other income (expense) increased by $761,289, or 700.2%, from $(108,717) to $(870,006) when compared to the year ended December 31, 2009. The increase is a result of an increase in interest expense of approximately $604,000 or 664.4%, related to the Company’s increase in notes payable and the loss on extinguishment of debt of $360,921. These increases are offset in part by the $190,589 gain on sale of investments recognized in other income during the year ended December 31, 2010. The Company expects its interest expense to continue to increase as it funds its operations with debt.

Inflation and changing prices have not had a material impact on the Company net sales, revenues or on income from continuing operations.

Liquidity and Capital Resources

As of December 31, 2010, we had $2 in cash and total liabilities of $4,448,395, compared to $19,657 of cash and total liabilities of $6,043,010 as of December 31, 2009. Additionally, our current liabilities exceeded our current assets by $4,298,463 as of December 31, 2010. Additionally, we have incurred substantial losses in this and prior fiscal years, and we have recorded negative cash flows from operations in this and prior fiscal years.  Net loss for the year ended December 31, 2010 was $3,212,123 compared to a net loss of $616,491 in 2009. On a per share basis, the net loss for the year ended December 31, 2010 was $(0.03) compared to net loss of $(0.01) in 2009.  Operating losses are expected to continue until such time, if ever, as the Company receives sufficient revenues from the sale of shredders, plants, or other operations. There is no assurance that the Company will ever be profitable. The ongoing losses have created substantial pressure on the Company’s liquidity and our management cannot provide any assurance that the Company’s current finances will enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.  We are actively seeking additional sources of financing to fund our operations for the foreseeable future.

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

In May 2010, the Company approved the issuance of an aggregate of 23,198 shares of Class B Preferred Stock to former officers of the Company in satisfaction of accrued wages totaling $115,988.

In May 2010, the Company approved the issuance of 7,389 shares of Class B Preferred Stock to former officers of the Company, for forgiveness of $36,943 of debt.

In May 2010, the Company approved the issuance of 11,715 shares of Class B Preferred Stock to an officer and director of the Company, in satisfaction of $29,286 owed for expense reimbursement.

In May 2010, the Company approved the issuance of 10,625,000 shares of Common Stock to the President and CEO of the Company. 2,625,000 shares were for replacement of shares of Common Stock sold to third parties to raise capital for the Company, 7,000,000 shares was for interest expense of $245,000 and 1,000,000 shares were for services valued at $42,000.

In May 2010, the Company approved the issuance of 11,404 shares of Class B Preferred Stock for aggregate gross proceeds of $25,732.

In May 2010, the Company approved the issuance of 18,290,155 shares of Common Stock to an entity owned by a former Officer and Director of the Company for forgiveness of $274,352 of debt. Because the Company issued the shares at a discount to the market price on the date of issuance it recognized $274,352 as a loss on forgiveness of debt.

In May 2010, the Company approved the issuance of 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,734 of debt.

In June 2010, the Company approved the issuance of 2,500,000 shares of Common stock for aggregate gross proceeds of $10,000.

In July 2010, the Company approved the issuance of 1,600 shares of Class B Preferred Stock for aggregate gross proceeds of $4,000.

In October 2010 the Company approved the issuance of 6,500,000 shares of stock as pre-paid consulting fees in the amount of $45,500.

In December 2010 a convertible note holder converted $8,621 of their convertible note into 1,562,500 shares of the Company’s common stock.

In March 2010, the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date.

In May 2010, the Company borrowed $40,000 from Asher Enterprises Inc. pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph.

In May 2010, the Company borrowed $45,000 from Asher Enterprises Inc. pursuant to a convertible promissory note under the same terms and conditions as stated in the previous paragraph.

On March 18, 2010, the Company received and accepted purchase orders to design, install and sell the SRI Plant for $13,492,000. Building of the plant was expected to start by September 20, 2010, with commissioning planned by December 15, 2010. The SRI Plant Project was discontinued due to the unavailability of funds to the project partners.

On April 10, 2010, the Company received and accepted purchase orders to design, install and sell the La Stelle Maris Plant for $13,492,000. Building of the La Stella Maris Plant was expected to start by November 30, 2010, with commissioning planned by March 15, 2011.  The La Stelle Maris Plant project was discontinued due to the unavailability of funds to the project partners.

For the fiscal year ended December 31, 2010, the Company’s Net Cash from Operating Activities was $(420,027) compared to $(81,102) for the year ended December 31, 2009.  The decrease in Net Cash from Operating Activities between the two periods resulted from an increase in net loss of $2,595,632 and the gain on sale of investment of $190,589, offset in part by debt issued for services of $500,000, stock issued for services of $333,086, loan fees of $201,046, the loss on forgiveness of debt of $360,921, and an increase in accounts payable and accrued interest.

For the fiscal year ended December 31, 2010, the Company’s Net Cash from Investing Activities was $109,645 compared to $858 for the comparable period in 2009.  The increase in Net Cash from Investing Activities between the two periods resulted from an increase in proceeds from sale of investments.

For the fiscal year ended December 31, 2010, Net Cash from Financing Activities was $226,982 compared to $92,918 for the comparable period in 2009.  The increase in Net Cash Provided from Financing Activities was due to net proceeds from convertible debentures of $136,902, and the proceeds from issuance of Series B preferred shares of $63,433, proceeds from the issuance of commons shares of $32,500, proceeds from related party notes of $57,585, offset in part by payments on notes payable-related party of $84,120.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation - Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2010 and 2009, the Company has incurred a net loss of $3,212,123 and $616,491, respectively, and as of December 31, 2010, the Company’s accumulated deficit was $4,109,532. These factors, among others, raise substantial doubt that the Company can continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Garb and its subsidiaries, RPS (100% owned) and Newview (80% owned by RPS). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation. The Company records expense associated with the fair value of stock-based compensation. For fully vested stock and restricted stock grants the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant. For stock options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Concentration of Credit and Other Risks. The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

The Company had zero and one customers whose sales were greater than 10% for the years ended December 31, 2010 and December 31, 2009, respectively. Sales to the Company’s one customer whose sales were greater than 10% for the year ended December 31, 2009 totaled 86% of total revenues in 2009.

The Company’s December 31, 2010 and 2009 accounts receivable was due entirely from one customer.

As the Company had no revenues for the year ending December 31, 2010, there is currently no concentration of credit risk.

Foreign Currency. The financial statements of our foreign subsidiaries are measured using the local currency, the euro, as the functional currency. All assets and liabilities are translated into U.S. Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Equity transactions are translated at historical rates at the time of the transactions. Gains and losses resulting from these translations are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Newly Issued Accounting Pronouncements

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, "Interactive Data to Improve Financial Reporting." The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011, quarterly report on Form 10-Q. The Company has taken the steps necessary to comply with the XBRL reporting requirements commencing with its June 30, 2011 quarterly report on Form 10-Q.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[The remainder of this page was intentionally left blank]

GARB OIL & POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Garb Oil & Power Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/  HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 8, 2012

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$ 2	$ 19,657
Accounts receivable-trade	-	25,105
Due from related party	-	515,084
Prepaid expenses and other current assets	133,506	1,702
Total current assets	133,508	561,548

Property and equipment, net	3,606	39,131

Other assets:
Investments	-	1
Deposits	-	300
Total Other assets	-	301
Total assets	$ 137,114	$ 600,980

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 91,585	$ 70,903
Accounts payable and accrued expenses	660,674	179,754
Related party payable	366,203	104,951
Notes payable	1,444,064	570,979
Notes payable-related parties	-	401,939
Accrued interest	961,715	842,393
Accrued interest-related parties	-	124,055
Wages and payroll taxes payable	781,473	459,732
Income taxes payable	126,257	117,060
Common stock payable	-	4,000
Stock options payable	-	3,150,000
Total current liabilities	4,431,971	6,025,766

Deferred tax liabilities	16,424	17,244
Total long-term liabilities	16,424	17,244

Total liabilities	4,448,395	6,043,010

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 1,000,000 shares authorized 2 and 0 shares issued and oustanding as of December 31, 2010 and, 2009, respectively	-	-
Class B preferred; ($.0001 par value) 30,000,000 shares authorized 205,004 and 0 shares issued and oustanding as of December 31, 2010 and 2009, respectively	21	-
Class C preferred; ($.0001 par value) 19,000,000 shares authorized no shares issued and oustanding as of December 31, 2010 and 2009, respectively	-	-
Common stock; ($.001 par value) 50,000,000,000 shares authorized, 126,446,842 and 79,250,000 shares issued and oustanding at December 31, 2010 and 2009, respectively	126,447	79,250
Additional paid in capital	(409,268)	(4,660,950)
Accumulated other comprehensive income	112,177	51,389
Accumulated deficit	(4,109,532)	(897,409)
Total Garb Oil & Power stockholders' equity (deficit)	(4,280,155)	(5,427,720)
Non-controlling interest	(31,126)	(14,310)
Total stockholders' equity (deficit)	(4,311,281)	(5,442,030)
Total liabilities and stockholders' equity (deficit)	$ 137,114	$ 600,980

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended
	December 31, 2010	December 31, 2009

SALES
Sales	$ -	$ 60,408
Sales-related party	-	39,008
TOTAL SALES	-	99,416
COST OF SALES	-	-
GROSS PROFIT	-	99,416

OPERATING EXPENSES
Selling, general and administrative	2,341,000	604,634
Total Operating Expenses	2,341,000	604,634

INCOME (LOSS) FROM OPERATIONS	(2,341,000)	(505,218)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(360,921)	(18,300)
Gain on sale of investment	190,589	-
Other income (loss)	(4,468)	532
Interest expense	(695,206)	(90,945)
Total Other Income (Expense)	(870,006)	(108,713)
LOSS BEFORE INCOME TAXES	(3,211,006)	(613,931)
PROVISION(BENEFIT) FOR INCOME TAXES	17,933	3,291

NET LOSS BEFORE NON-CONTROLLING INTEREST	(3,228,939)	(617,222)
Net Income (loss) attributable to non-controlling interest	(16,816)	(731)
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(3,212,123)	(616,491)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(60,788)	(8,417)
TOTAL COMPREHENSIVE INCOME (LOSS)	(3,272,911)	(624,908)
Comprehensive income(loss) attributable to non-controlling interest	(12,158)	(1,683)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$ (3,260,753)	$ (623,225)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$ (0.03)	$ (0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	105,842,818	79,250,000

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock - A		Preferred Stock - B		Common Stock			Accumulated		Total	Non	Total
	($.0001 par value)		($.0001 par value)		($.001 par value)		Additional	Comprehensive	Accumulated	GARB	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid in capital	Income	Deficit	Equity	Interest	Equity (Deficit)
Balance, December 31, 2008	-	$ -	-	$ -	27,829,291	$ 27,829	$ 443,114	$ 42,972	$ (280,918)	$ 232,997	$ (13,579)	$ 219,418
Equity instruments issued for reverse acquisition of RPS					47,170,709	47,171	(6,194,387)			(6,147,216)		(6,147,216)
Shares issued for cash					2,750,000	2,750	17,550			20,300		20,300
Shares issued for liability settlement					1,500,000	1,500	25,500			27,000		27,000
Forgiveness of debt-related party							852,000			852,000		852,000
Contributed services							195,273			195,273		195,273
Foreign currency translation adjustment								8,417		8,417		8,417
Net loss for the year ended December 31, 2009									(616,491)	(616,491)	(731)	(617,222)
Balance, December 31, 2009	-	$ -	-	$ -	79,250,000	79,250	(4,660,950)	51,389	(897,409)	(5,427,720)	(14,310)	(5,442,030)
Reclassification of common stock payable due to increase in authorized shares							3,150,000			3,150,000		3,150,000
Acquisition of Newview, S.L.							(870,720)			(870,720)		(870,720)
Contributed Services							24,324			24,324		24,324
Issuance of class A preferred shares for debt	2	-					134,790			134,790		134,790
Issuance of class B shares for cash			26,484	3			63,430			63,433		63,433
Issuance of class B preferred shares for services			97,934	10			244,826			244,836		244,836
Issuance of class B preferred shares for debt			80,586	8			375,681			375,689		375,689
Issuance of common stock for cash					5,175,000	5,175	27,325			32,500		32,500
Issuance of common stock for debt					26,321,842	26,322	363,155			389,477		389,477
Issuance of common stock for services					2,200,000	2,200	86,050			88,250		88,250
Issuance of common stock interest expense					7,000,000	7,000	238,000			245,000		245,000
Issuance of common stock for prepaid expenses					6,500,000	6,500	39,000			45,500		45,500
Stock option expense							14,900			14,900		14,900
Loss on forgiveness of debt							360,921			360,921		360,921
Foreign currency translation adjustment								60,788		60,788		60,788
Net loss for the year ended December 31, 2010									(3,212,123)	(3,212,123)	(16,816)	(3,228,939)
Balance, December 31, 2010	2	$ -	205,004	$ 21	126,446,842	$ 126,447	$ (409,268)	$ 112,177	$ (4,109,532)	$ (4,280,155)	$ (31,126)	$ (4,311,281)

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net loss	$ (3,212,123)	$ (616,491)
Adjustments to reconcile net loss to net cash from
operating activities:
Net loss attributable to non-controlling interest	(16,816)	(731)
Depreciation	6,590	12,086
Debt issued for services	500,000	-
Stock issued for services	333,086	-
Loan fees	201,046	15,571
Contributed services	24,324	195,272
Interest expense on beneficial conversion of debt	245,000	-
Gain on sale of investment	(190,590)	-
Loss on disposition of assets	25,976	18,300
Stock option expense	14,900	-
Loss on forgiveness of debt	360,921	-
Changes in assets and liabilities:
Accounts receivable	25,105	41,969
Related party receivable	-	(128,983)
Prepaid expenses	(5,059)	(1,307)
Accounts payable and accrued expenses	562,389	311,026
Due to related party	(67,849)	66,905
Accrued interest	183,829	-
Accrued interest-related party	8,347	-
Income taxes payable	8,377	-
Wages andpayroll taxes payable	572,520	5,281
Net cash flows from operating activities	(420,027)	(81,102)
Cash flows from investing activities:
Proceeds from sale of investment	109,645	21,470
Purchase of property and equipment	-	(20,612)
Net cash flows from investing activities	109,645	858
Cash flows from financing activities:
Net Proceeds from convertible debentures	136,902	6,000
Bank overdraft	20,682	-
Proceeds from issuance of common stock	32,500	20,300
Proceeds from issuance of Series B preferred shares	63,433	-
Payments on notes payable-related party	(84,120)	-
Proceeds from notes payable-related party	57,585	66,618
Net cash flows from financing activities	226,982	92,918
Net Increase (Decrease) in cash and cash equivalents	(83,400)	12,674
Effect of exchange rates on cash	63,745	2,173
Beginning Cash and Cash equivalents	19,657	4,810
Ending Cash and Cash equivalents	$ 2	$ 19,657

Supplemental Disclosures of Cash flow information:
Cash paid for inerest	$ 4,206	$ 9,405
Cash paid for income taxes	$ -	$ -

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$ 134,790	$ -
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$ 3,150,000	$ -
Series B Preferred shares issued to relieve debt	$ 375,689	$ -
Common stock issued for debt	$ 389,477	$ -
Accounts payable converted to notes payable	$ 43,217	$ -
Shares issued for prepaid expenses	$ 45,500	$ -
Shares issued for accrued wages	$ 115,988	$ -
Decrease in Due from related party due to acquisition of Newview	$ 515,084	$ -
Increase in Notes payalbe related party due to acquisition of Newview	$ 355,636	$ -
Forgivenss of related party debt	$ -	$ 1,201,074
Shares issued for debt	$ -	$ 27,000
Liability for stock options in excess of shares authorized	$ -	$ 3,150,000

The accompanying notes are an integral part of these consolidated financial statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a.  Organization

Garb Oil & Power, Corporation (the “Company” or “Garb”) was incorporated in the State of Utah in 1972 under the name Autumn Day, Inc.  The Company changed its name to Energy Corporation International in 1978, to Garb-Oil Corporation of America in 1981 and finally to Garb Oil & Power Corporation in 1985.  The Company is a provider of high-quality equipment to waste processing and recycling industries.  Garb supplies enabling technologies that allow its clients to push their waste processing and recycling goals forward.  Whether the need is for single machines or an entire plant, Garb provides innovative, profitable ideas and comprehensive value-added solutions providing for a high rate of return on investment. On October 27, 2009, the company entered a reverse-acquisition transaction with German-based Green-technologies company, RPS GmbH Resource Protection Systems (“RPS”). The reverse-acquisition brought to Garb a large portfolio of technologies in the areas of waste-to-energy, electronic waste (e-scrap/e-waste) refinement and recycling, and waste-rubber refinement and recycling. Garb is currently engaged in the building and commissioning of turn-key waste-to-energy plants and refinement/recycling plants in e-scrap/e-waste and waste-rubber. On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The transaction was accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which requires retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2010 and 2009, the Company has incurred a net loss of $3,212,123 and $616,491, respectively, and as of December 31, 2010, the Company’s accumulated deficit was $4,109,532. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

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

d. Principles of Consolidation

The consolidated financial statements include the accounts of Garb and its subsidiaries, RPS (100% owned) and Newview (80% owned by RPS). All significant intercompany accounts and transactions have been eliminated in consolidation.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to ten years. Depreciation expense for the years ended December 31, 2010 and 2009 was $6,590 and $12,086, respectively.

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

g. Accounts Receivable/Allowance for bad debt

The Company’s allowance for uncollectible accounts receivable is based on its historical bad debt experience and on management’s evaluation of its ability to collect individual outstanding balances.
The Company had no allowance for doubtful accounts as of December 31, 2010 and 2009.

h. Advertising Costs

The Company expenses all advertising costs as incurred. The Company recorded no advertising expense for the years ending December 31, 2010 or 2009.

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31
	2010	2009
Net loss (numerator)	$(3,212,123)	$(616,491)
Weighted average shares outstanding (denominator)	105,842,818	79,250,000
Basic loss per share	$(0.03)	$(0.01)

For the year ended December 31, 2010 and 2009, the Company had 1,624,994,744 and 0 common stock equivalents that are excluded from the computation of diluted earnings per share as their effect is anti-dilutive due to net losses.

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 2010. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

k. Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation. For fully vested stock and restricted stock grants the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant. For stock options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

l. Concentration of Credit and Other Risks

The Company maintains cash in federally insured bank accounts. At times these amounts exceed insured limits. The Company does not anticipate any losses from these deposits.

The Company had zero and one customer whose sales were greater than 10% for the years ended December 31, 2010 and December 31, 2009, respectively. Sales to the Company’s one customer whose sales were greater than 10% for the year ended December 31, 2009 totaled 86% of total revenues in 2009.

The Company’s December 31, 2010 and 2009 accounts receivable was due entirely from one customer.

As the Company had no revenues for the year ending December 31, 2010, there is currently no concentration of credit risk.

m. Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

n. Foreign Currency

The financial statements of our foreign subsidiaries are measured using the local currency, the euro, as the functional currency. All assets and liabilities are translated into U.S. Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Equity transactions are translated at historical rates at the time of the transactions. Gains and losses resulting from these translations are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

o. Newly Issued Accounting Pronouncements

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, "Interactive Data to Improve Financial Reporting." The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011, quarterly report on Form 10-Q. The Company has taken the steps necessary to comply with the XBRL reporting requirements commencing with its June 30, 2011 quarterly report on Form 10-Q.

NOTE 2 – ACQUISITIONS

Newview, S.L.

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview S.L.. The Company purchased Newview because it holds certain proprietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta, Director of the Company, was the 100% owner of Newview.  Mr. Plahuta had previously sold a 20% interest in Newview to an unrelated third party.  Mr. Plahuta has requested the cancellation of the agreement for non-payment and a final decision is pending.  The Company believes that this remaining 20% of Newview will be cancelled by December 31, 2012 and it will then be 100% owned by the Company.

The total maximum consideration that may be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($870,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($435,000), cash up to €150,000 ($217,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($217,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of December 31, 2010.

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

eWaste

On March 24, 2010, the Company, along with Soil Remediation Inc. (“SRI”), Steel Valley Design Inc., LMW Holding Company Inc., Odyssey Environmental LLC, Robert D. Carcelli, Inc., Liberian Holding Corporation, Inc., and Three C’s Distributing, Inc. (collectively, the “eWaste Founders”) formed eWaste USA, Inc., a Delaware corporation, (“eWaste”) with the intent of building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States with total value of $135,000,000.  John Rossi, the President and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer of eWaste.  In September 2010 per the mutual agreement of the eWaste founders, eWaste USA, Inc. was dissolved. There was no activity in the entity prior to its dissolution.

NOTE 3 – PROPERTY AND EQUIPMENT

The major classes of equipment as of December 31, 2010 and 2009 are as follows:

			Estimated
			Service Lives
	2010	2009	in Years
Office equipment & furniture	$ 30,498	$ 48,515	3-7
Vehicles	-	20,168	5-7

Total property and equipment	30,498	68,683

Less accumulated depreciation	(26,892)	(29,552)

Property and equipment, net	$ 3,606	$ 39,131

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, compensation to both John Rossi and Igor Plahuta of $97,637 each, for a total of $195,273, was recorded as a contribution of capital to the Company. During the years ended December 31, 2010 and 2009, the company accrued $595,000 and $60,000 in salaries to managers and directors of the Company. As of December 31, 2010 and 2009, the Company had accrued $638,000 and $60,000, respectively, in compensation to its managers and directors. During the year ended December 31, 2010 and 2009, related party accounts payable decreased $48,926 and increased $104,950, respectively. On June 10, 2009, 23,271,611 shares of common stock were issued at the closing bid price of the stock on the date of issuance, $0.015 per share, in payment of related-party loans and accrued interest due to the company’s CEO, decreasing the balance of notes payable-related parties. The prior year increase was due to additional proceeds from notes payable.

As part of the Company’s merger with RPS, Mr. Rossi entered into an agreement with Mr. Brewer on September 5, 2009 to purchase the 23,046,011 shares of common stock of the Company, owned by Mr. Brewer, at a price of $.04 per share for a total price of $921,864. The original closing date of March 10, 2010 was extended to April 15, 2011 and the purchase price was adjusted to $0.02 per share for a total price of $460,932 pursuant to an amendment. The amended agreement was contingent upon and made in conjunction with an agreement the seller had made with Garb Oil and Power in conjunction with accumulated salary in a negotiated amount of $426,000 and cash loans in the amount of $406,126. It was mutually agreed by Mr. Rossi and Mr. Brewer that if Garb failed to pay and or defaulted on these salaries and loan agreements that the stock purchase agreement would become null and void and cease to exist. Garb failed to pay on the agreements as of April 15, 2011 and the stock purchase agreement became null and void and ceased to exist.

In March 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta (the “Class A Issuance”).  The shares were issued in satisfaction of $134,790 (€100,000) owed by the Company to Mr. Rossi and Mr. Plahuta.

In May 2010, the Company approved the issuance of an aggregate of 23,198 shares of Class B Preferred Stock to former officers of the Company in satisfaction of accrued wages totaling $115,988.

In May 2010, the Company approved the issuance of 11,715 shares of Class B Preferred Stock to an officer and director of the Company, in satisfaction of $29,286 owed for expense reimbursement.

In May 2010, the Company approved the issuance of 7,389 shares of Class B Preferred Stock to former officers of the Company, for forgiveness of $36,943 of debt.

In May 2010, the Company approved the issuance of 10,625,000 shares of Common Stock to the President and CEO of the Company. 2,625,000 shares were for replacement of shares of Common Stock sold to third parties to raise capital for the Company, 7,000,000 shares was for interest expense of $245,000 and 1,000,000 shares were for services valued at $42,000.

In May 2010, the Company approved the issuance of 18,290,155 shares of Common Stock to an entity owned by a former Officer and Director of the Company for forgiveness of $274,352 of debt. Because the Company issued the shares at a discount to the market price on the date of issuance it recognized $274,352 as a loss on forgiveness of debt.

In May 2010, the Company approved the issuance of 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,734 of debt.

During the years ended December 31, 2010 and 2009 officers of the company contributed services amounting to $24,324 and $195,273, respectively.  These amounts have been charged to additional paid-in capital.

Short-term related party notes receivable at December 31, were:

	2010	2009
Igor Plahuta	$-	$83,084
Clinica Dental	-	432,000

Short-Term Notes Receivable from Related Parties	$-	$515,084

Related party payable consisted of the following at December 31, 2010 and 2009:

	2010	2009

Accounts payable to a related parties, due on demand, no interest, unsecured	$ 54,049	$ -

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	312,154	-

Accounts payable to a related party, plus interest at 4% per annum	-	57,657

Accounts payable to a related party, due on demand, no interest, unsecured	-	6,223

Accounts payable to a related party, due on demand, interest at 5% per annum, unsecured	-	41,071

Total	$ 366,203	$ 104,951

Note payable to related parties consisted of the following as of December 31, 2010 and 2009:

	2010	2009

Notes payable to a related parties, due on demand, no interest, unsecured	$ -	$ 180,000

Notes payable to a related party, due on demand, plus interest at 18% per annum, unsecured	-	188,075

Accounts payable to related party, due on demand, plus interest at 8% per annum, unsecured	-	21,500

Note payable to a related party, due on demand, plus interest at 5% per month, unsecured	-	12,364

Total	-	401,939

Less: Current Portion	-	(401,939)

Long-Term Notes Payable to Related Parties	$ -	$ -

As of December 31, 2010 and 2009, accrued interest related to the related party notes payable was $0 and $124,055, respectively. Interest expense related to the related party notes payable for the years ended December 31, 2010 and 2009 was $0 and $13,489, respectively.

An overdraft line-of-credit with Dresdner Bank in Germany for 10,000 Euros is personally secured by Igor Plahuta, Director of European Operations of the Company. Under the terms of the agreement with Dresdner Bank, the unpaid balance accrues interest at a variable rate (currently 13.5%) with a twelve month renewable term and no prepayment penalty.  The balance as of December 31, 2010 and 2009 was $0.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. We are no longer subject to tax examinations for years before 2006.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009.

	2010	2009
Deferred tax assets:
NOL carryover	$1,792,000	$1,066,870
Related parties	-	48,380
Accrued wages	300,500	154,320
Capital carryover	-	-
Deferred tax liabilities:
Depreciation	-	-
Foreign amounts owed	16,424	17,244
Valuation allowance	(2,092,500)	(1,269,570)
Net deferred tax liability	$16,424	$17,244

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book income (loss)	$(1,266,000)	$(187,659)
Related parties	(48,500)	8,130
Non-deductible meals and entertainment	500	-
Other non-deductible expenses	421,000	-
Accrued wages	185,500	93,165
Foreign taxes	17,933	3,291
Valuation allowance	707,500	86,364
Income tax provision	$17,933	$3,291

Current income taxes payable relates to liabilities associated with income tax obligations of RPS in Germany for taxable income generated in prior years.

At December 31, 2010, the Company had net operating loss carry forwards of approximately $1,792,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – COMMITMENTS

The Company has employment agreements with its officers. The Company’s Chief Executive Officer’s agreement is for seven years through November 30, 2016 and includes a base salary of $240,000 per year. The Company’s Director of European Operations and Chief Technical Officer’s agreement is for seven years through November 30, 2016 and includes a base salary of $240,000 per year. The Company’s Chief Operations Officer’s agreement is for five years and expires on April 14, 2015 and includes a base salary of $180,000 year.

As of December 31, 2010 and 2009 the company had accrued a total of $781,473 and $459,732 in wages and payroll taxes payable related to officer compensation.

NOTE 7 – OPERATING LEASES

The Company leased office space under a lease agreement on a month-to-month basis of $1,500 per month. The lease was terminated in August 2010. Rental expense relating to this operating lease was $12,397 and $4,500 for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 – NOTES PAYABLE

On March 11, 2010 the Company borrowed $50,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note (the “Asher Note”). The Asher Note bears interest at 8% per annum and has a maturity date of December 5, 2010. Asher has the right to immediately convert the Asher Note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207, was recognized as interest expense on the date of issuance. On December 5, 2010 the Company defaulted on the note and per the note payable contract recorded a default amount due of $26,479. On December 6, 2010 Asher converted $5,000 of the note into 1,562,500 shares of the Company’s common stock. The balance of the note as of December 31, 2010 is $104,066.

On May 5, 2010 the Company borrowed $40,000 from Asher Enterprises Inc. pursuant to a convertible promissory note. The note bears interest at 8% per annum and has a maturity date of February 7, 2011. Asher has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $28,966, was recognized as interest expense on the date of issuance. As of December 31, 2010, no portion of this Note has been converted to common stock. The balance of the note as of December 31, 2010 is $68,966.

On May 27, 2010 the Company borrowed $45,000 from Asher Enterprises Inc. pursuant to a convertible promissory note.  The note bears interest at 8% per annum and has a maturity date of March 1, 2011. Asher has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $32,585, was recognized as interest expense on the date of issuance, As of December 31, 2010, no portion of the Note has been converted to common stock. The balance of the note as of December 31, 2010 is $77,585.

On June 22, 2010 the Company converted $43,217 of accounts payable into a note payable. The note is due on demand, bears interest at 6% and is unsecured.

On June 29, 2010 the Company issued a note to Outsourced Associates (“Outsourced”) for $300,000 related to consulting services. The Outsourced Note bears interest at 18% per annum and has a maturity date of July 1, 2010. The Outsourced Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. One July 2, 2010 the Company was in default of the Note and recorded penalties of $30,296 to interest expense.

On September 29, 2010 the Company issued an additional note to Outsourced for $150,000 related to consulting services. The Outsourced Note bears interest at 18% per annum and has a maturity date of September 30, 2010. The Outsourced Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the Note and recorded penalties of $15,074 to interest expense.

On December 14, 2010 the Company borrowed $9,902 from Evolution Capital (“Evolution”) pursuant to a convertible promissory note.  The Note has a maturity date of May 14, 2011 and requires the Company to repay 110% of the amount borrowed. The Note also has a 34% default interest rate should the Note go into default. Evolution has the right to immediately convert the Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 5 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value the Company followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $18,389, was recognized as interest expense on the date of issuance. The balance of the note as of December 31, 2010 is $28,291.

On December 29, 2010 the Company issued a third note to Outsourced for $50,000 related to consulting services. The Note bears interest at 18% per annum and has a maturity date of December 31, 2010. The Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. One December 31, 2010 the Company was in default of the Note and recorded penalties of $$5,049 to interest expense.

Notes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009

Note payable, due on demand, plus interest at 12% per annum, unsecured	$ 68,493	$ 68,493

Note payable, due on demand, plus interest at 12% per annum, unsecured	165,000	165,000

Notes payable, due on demand, plus interest at 10% per annum, unsecured	20,000	20,000

Note and fee payable, due on demand, plus interest at 3% per month, unsecured	6,000	6,000

Note payable, due September 5, 2006, plus one time loan fee of 100,000 stock options and interest at 5% per month, unsecured. The Company is in default on this note.	2,750	2,750

Notes payable, due on demand, plus interest at 10%, unsecured	7,500	7,500

Note payable, due on demand, plus interest at 3% per month, unsecured	3,000	3,000

Note payable, due on demand, plus interest at $500 per week, secured by sales contract and officer guarantee	53,000	53,000

Notes and fees payable, due on demand, 12% interest per annum, unsecured	-	46,459

Note payable, due on demand, plus interest at 18% per annum Oct. 7, 2005 through Jan. 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. The Company is in default on this note.	129,327	129,327

Note payable, due January 6, 2007, one time loan fee of one million shares, secured by all company assets including future sales of cement and urea by a related company accrues interest at 5 % per annum. The Company is in default on this note.	57,200	57,200

Note payable, due August 1, 2006, 12% interest, one time loan fee of $2,500, secured by all company assets. The Company is in default on this note.	10,000	10,000

Note payable, due September 5, 2006, plus interest at 5% per month, unsecured. The Company is in default on this note.	2,250	2,250

Note payable, due June 23, 2010, plus interest at 6% per annum, unsecured. The Company is in default on this note.	43,217	-

Note payable, due July 1, 2010, plus interest at 18% per annum, unsecured. The Company is in default on this note.	330,296	-

	2010	2009
Note payable, due September 30, 2010, plus interest at 18% per annum, unsecured. The Company is in default on this note.	165,074	-

Note payable, due December 31, 2010, plus interest at 18% per annum, unsecured. The Company is in default on this note.	55,049	-

Notes payable, due October 15, 2011, plus interest at 15% per annum, unsecured	47,000	-

Note payable, due December 5, 2010, plus interest at 8% per annum, unsecured, convertible into shares of the Company's common stock	104,066	-

Note payable, due February 7, 2011, plus interest at 8% per annum, unsecured, convertible into shares of the Company's common stock	68,966	-

Note payable, due March 1, 2011, plus interest at 8% per annum, unsecured, convertible into shares of the Company's common stock	77,585	-

Note payable, due May 14, 2011, plus interest at 10% per annum, unsecured, convertible into shares of the Company's common stock	28,291	-

	1,444,064	570,979

Less: Current Portion	(1,444,064)	(570,979)

Long-Term Notes Payable	$ -	$ -

The aggregate principal maturities of notes payable are as follows:

Year Ended December 31, 2011	$ 1,444,064
2012	-
2013	-
2014	-
2015	-
Total	$ 1,444,064

NOTE 9 – CAPITAL STOCK

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

In June 2010, the Company approved the issuance of 2,500,000 shares of Common stock for aggregate gross proceeds of $10,000.

In July 2010, the Company approved the issuance of 1,600 shares of Class B Preferred Stock for aggregate gross proceeds of $4,000.

In October 2010 the Company approved the issuance of 6,500,000 shares of stock as pre-paid consulting fees in the amount of $45,500.

In December 2010 a convertible note holder converted $8,621 of their convertible note into 1,562,500 shares of the Company’s common stock.

NOTE 10 – STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On February 27, 2010 the Company entered in to an agreement with Premier Media Services(PMS) in which the Company agreed to pay a monthly fee for three months of $7,500 per month,  issue 500,000 shares of Common stock and 500,000 stock options to purchase shares of the Company’s common stock. 100,000 options have an exercise price of $ 0.15, 100,000 options have an exercise price of $0.25, 100,000 options have an exercise price of $0.35, 100,000 options have an exercise price of $0.50 and 100,000 options have an exercise price of $1.00. These shares vest immediately and are exercisable for 5 years.

As part of the acquisition of RPS in 2009 the Company granted common stock options to acquire 100,000,000 shares of common stock. The company recorded the granting of the 100,000,000 stock options as a $3,150,000 liability on the balance sheet as of December 31, 2009 labeled common stock options payable, because the options did not become effective or exercisable until the authorized capital of the Company is increased to not less than 220,000,000 shares of common stock. The Company’s authorized capital was increased during 2010 and the liability was removed with a corresponding increase to additional paid in capital.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted were estimated using an expected annual dividend yield of 0% , a risk-free interest rate of 2.51%, an expected option life of 5.0 years and an expected price volatility of 117%.

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. Compensation expense is recognized immediately for options that are fully vested on the date of grant. During the years ended December 31, 2010, and 2009, 500,000 and no stock-based compensation grants were made, respectively, for a total fair value of $14,500 and $0, respectively. There were no options outstanding as of December 31, 2008 and 2009 and no option activity during the year ended December 31, 2009.

Changes in stock options for the years ended December 31, 2010 consisted of the following:

2010	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance	-	$-	-
Granted	100,500,000	0.01	3.84
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at December 31	100,500,000	$0.01	3.84
Exercisable	100,500,000	$0.01	3.84	$ 350,000

Weighted average fair value of options granted during year		$0.03

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	3.84	$ 0.01	100,500,000	$ 0.01

NOTE 11 – GAIN ON SALE OF INVESTMENT

On May 17, 2010, RPS sold its 47% ownership in Sistema Proteccion Recursos (“SPR”), a sister company located in Madrid, Spain for $190,590 to an unrelated party. The carrying amount of the investment in SPR was $1. Therefore, the Company recorded a gain of $190,589 upon the sale of SPR.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of the date the financial statements were issued. There are a number of material subsequent events that have occurred, as set forth below:

In February 2011, the Company issued 29,287,500 shares of common stock upon conversion of 11,715 shares of Class B Preferred Stock owned by a related party of the Company.

In June 2011 the Company signed a $20 million Equity Line of credit with Evolution Capital, LLC. The funding will be used to close on potential acquisitions currently under review and due diligence In addition GARB engaged DDR & Associates, a strategic consulting firm with years of expertise in helping small enterprises achieve their growth potential. The Company has yet to draw down any amounts on the line of credit.

Subsequent to December 31, 2010, the Company has issued 1,223,471,440 common shares upon conversion of $1,465,284 of convertible debt, and issued 968,705,720 shares of common stock for services valued at $1,763,423.

The Company has also received proceeds of $329,190 from the issuance of Notes payable.

9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 2, 2011, the client-auditor relationship between the Company and Sherb & Co., LLC (the “Former Auditor”) was terminated upon the dismissal of the Former Auditor as the Company’s independent registered accounting firm.  The decision to remove the Former Auditor was recommended and approved by the Company’s Board of Directors, effective July 31, 2011.  In the past two years, the Former Accountant has not submitted a principal accountant’s report on the financial statements of the Company.

During the interim periods through the date the relationship with the Former Auditor concluded, there were no disagreements between the Former Auditor and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Auditor would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.  There have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during any subsequent interim periods through the date the relationship with the Former Auditor ceased.

The Company has engaged HJ & Associates, LLC (the “New Auditor”) to be the principal independent public accountant to audit the Company's financial statements for the year ending December 31, 2010.  The decision to change accountants was recommended and approved by the Company's Board of Directors, effective July 31, 2011.

The Company engaged the New Auditor to be the principle independent public accountants to audit our financial statements for the year ending December 31, 2010.  In addition, HJ & Associates, LLC were our accountants prior to us engaging Sherb & Co., LLC.  HJ & Associates, LLC opined on our financial statements for the years ending December 31, 2009 and 2008, in our Form 10-K for the fiscal year ended December 31, 2009.

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

b) Management’s Annual Report on Internal Control over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation and as further discussed below, management concluded that our internal control over financial reporting was not effective as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In addition to the weaknesses set forth above, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2010, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

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

c) Changes in Internal Control Over Financial Reporting

As of December 31, 2010 the Company continued to have significant problems with segregation of duties. However, in the first quarter 2010, the Company nominated an Executive Vice President to separate some of the conflicting duties from the President. The Company also hired a Chief Operations Officer who, as a major responsibility, is tasked with creating an environment of proper segregation of duties. This includes the establishment of detailed job descriptions and the hiring of personnel to fill the required roles of the Company.  This will likely have a material effect on the Company’s internal control over financial reporting because it provides a segregation of duties and give the Company a dedicated individual that can monitor its financial reporting and relieves the Company’s Chief Executive Officer from having this additional duty.

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

d)  Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The following table sets forth the names, ages, and positions with the Company of the directors and officers of the Company.

Name	Age	Position
John Rossi	52	CEO, President, Chairman of the Board of Directors, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Igor Plahuta	49	Chief Technical Officer, Director European Operations, Director
Alan Fleming	51	Chief Operations Officer

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

In 2003 Igor was one of the first to mix 25% special treated rubber powder into raw rubber, to produce retreads for OTR-tire for recovery. This will be the next step to be developed, the combination of the Garb OTR-machine and the recovery technology already developed to be used in large mining facilities.  In 2004 Igor founded RPS with the strong belief that a raw material crisis is unavoidable, and began to focus on raw material substitution technology and recycling designs.  In 2008 he finished the development of a special rubber powder production line now to be marketed through Garb.  From 2007 to 2009 Igor served as a director of Sistema Proteccion Recursos and Managing Director of RPS.  From 2004 to present Mr., Plahuta has served as Managing Director at Newview and from 1992 to 2006 served as director of Artech Recyclingtechnik GmbH

Alan Fleming

Alan Fleming, has a Bachelor of Science. His career spans 25 years of technical and general management. He has worked in many different industries including manufacturing, recycling, research & development, transport, medical and information technology. Mr. Fleming was appointed the position of Chief Operations Officer at Garb Oil & Power Corporation in March 2010.

As Research & Development manager for a German company that produced fine rubber powder Mr. Fleming was instrumental in developing processes to achieve fine rubber powder and identifying new commercial applications for its use.

Mr. Fleming has also been the General Manager for a tire recycling (20,000 tons) facility in Germany. The factory produced and sold rubber powder and granulates which utilized the latest in cryogenic milling to produce very fine rubber powder for use in the rubber application market.

Mr. Fleming has also managed an international manufacturing company that produced machinery for the recycling industry such as rotor shears, shredders and granulators for E-waste, rubber, metals, plastics, wood and general waste.

Furthermore Mr. Fleming has worked for private and public companies in Australia, Europe and the USA. He brings with him experience in running companies that span multiple time zones and different languages. He possesses experience in managing companies with more than 600 full time employees. These experiences and his management skills combined with his recycling knowledge and expertise in fine rubber powder and manufacturing makes Mr. Fleming the excellent choice as Chief Operations Officer for Garb Oil & Power Corporation.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2010 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, but anticipates complying with the requirement to adopt such a code of ethics in the near term and making it available on the Company’s website.

11. EXECUTIVE COMPENSATION

There is shown below information concerning the total compensation of the Company’s chief executive officer for the fiscal years ended December 31, 2010 and December 31, 2009. Compensation for the other highly compensated executive officers is not required nor presented as no such executive officer’s salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)
John Rossi, CEO	2010	$220,000
	2009	$99,740
Igor Plahuta, CTO	2010	$240,000
	2009	$30,000
Alan Fleming	2010	$135,000
	2009	$-

No officer received any form of non-cash compensation from the Company in the fiscal year ended December 31, 2010 or currently receives any such compensation and no equity based awards are outstanding to the officers.

On October 27, 2009, the Company recorded the granting of 100,000,000 stock options to Mr. Rossi and Mr. Plahuta as part of the acquisition of Garb by RPS. The option on the shares of common stock is void after November 1, 2014. The purchase price per share is computed based on one tenth of the average closing ask price for ten trading days prior to the date of exercise of all or part of the options.

All or substantially all of such compensation is currently being accrued rather than paid in cash.

Other than as set forth above the Company has no employment agreement with any of its officers or directors and has no retirement, profit sharing, pension or insurance plans, agreements or understanding covering them.

Directors received no cash or non-cash fees or compensation for their services as directors during the fiscal years ended December 31, 2010 and 2009 and no directors have outstanding options or other equity-based awards in connection with their services as directors as of December 31, 2010.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of December 31, 2010, (i) each person known by the Company to own more than five percent (5%) of the Company’s outstanding stock, (ii) each director of the Company and (iii) all officers and directors as a group.
Name	Title of Security	Number of Shares	Percent of Class

John Rossi	Common	15,989,646	12.65%
	Class A Preferred	1	50.00%

Igor Plahuta	Common	13,914,646	11.00%
	Class A Preferred	1	50.00%

Alan Fleming	Class B Preferred	11,715	5.71%

Current directors and executive officers as a group	Common	29,904,292	23.65%
	Class A Preferred	2	100.00%
	Class B Preferred	11,715	5.71%

John C. Brewer	Common	23,046,611	18.22%

Commodities Trading Corporatoin	Common	12,790,155	10.12%

Greg Shepard	Common	8,615,758	6.81%

Sabine Koehler-Plahuta	Common	7,000,000	5.54%

Pentony Enterprises	Common	6,500,000	5.14%

Garbalizer Corporation of America	Common	2,044,938	1.62%

Mathhew Shepard	Class B Preferred	17,130	8.36%

Bill Vee Anderson	Class B Preferred	13,456	6.56%

LMW Holding Company Inc.	Class B Preferred	8,000	3.90%

The Company is unaware of any arrangements which may result in a change in control of the Company.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 1, 2009, the Company executed employment agreements with John Rossi and Igor Plahuta.  Per the agreements both Directors receive a base salary of $20,000 per month as well as incentive bonuses based on certain revenue and profit metrics and certain other perquisites.

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview S.L. (the “Newview Acquisition” or “Newview”). At the time of the purchase, Igor Plahuta, Director of the Company, was the 100% owner of Newview. The total maximum consideration that was to be paid to Mr. Plahuta for the Newview Acquisition is €600,000 ($820,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($410,000), cash up to €150,000 ($205,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($205,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase has been paid as of December 31, 2010.

Accounts payable to related parties consisted of the following at December 31, 2010 and 2009:

	2010	2009

Accounts payable to a related parties, due on demand, no interest, unsecured	$ 54,049	$ -

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	312,154	-

Accounts payable to a related party, plus interest at 4% per annum	-	57,657

Accounts payable to a related party, due on demand, no interest, unsecured	-	6,223

Accounts payable to a related party, due on demand, interest at 5% per annum, unsecured	-	41,071

Total	$ 366,203	$ 104,951

Notes payable to related parties consisted of the following at December 31, 2010 and 2009:

	2010	2009

Notes payable to a related parties, due on demand, no interest, unsecured	$ -	$ 180,000

Notes payable to a related party, due on demand, plus interest at 18% per annum, unsecured	-	188,075

Accounts payable to related party, due on demand, plus interest at 8% per annum, unsecured	-	21,500

Note payable to a related party, due on demand, plus interest at 5% per month, unsecured	-	12,364

Total	-	401,939

Less: Current Portion	-	(401,939)

Long-Term Notes Payable to Related Parties	$ -	$ -

As of December 31, 2010 and 2009, accrued interest related to the related party notes payable was $6,289 and $124,055, respectively. Interest expense related to the related party notes payable for the years ended December 31, 2010 and 2009 was $6,289and $13,489, respectively.

A line of credit with Dresdner Bank in Germany for 10,000 Euros is personally secured by Igor Plahuta, Director of European Operations of the Company. The agreement was signed September 28, 2006.

Director Independence

The Company’s directors are John Rossi, Igor Plahuta and Alan Fleming.  During fiscal year ended December 31, 2010, John Brewer, Bill Anderson, Matthew Sheppard and John Wright also served as directors.  The OTC Bulletin Board does not have rules regarding director independence. None of the other directors are or, during the fiscal year ended December 31, 2010, were independent.

14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Garb by its principal accountants during the fiscal years ended December 31, 2010, and 2009.

	December 31,	December 31,
Fee Category	2010	2009

Audit Fees	$52,000	$41,000
Audit-related Fees	-	-
Tax Fees	200	4,500
All other fees	-	-

Total Fees	$52,200	$45,500

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2010 and 2009.

Consolidated Statements of Operations - For the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity (Deficit) - For the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009.

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

DATED this 8th day of March, 2012	GARB OIL & POWER CORPORATION

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

Name and Signature	Title	Date
/s/ John Rossi John Rossi	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 8, 2012
/s/ Igor Plahuta Igor Plahuta	Director	March 8, 2012
/s/ Alan Fleming Alan Fleming	Director	March 8, 2012