Form 10-Q
period 2011-03-31
GARB OIL & POWER CORP
filed 2012-03-12
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes [   ]  No [X]

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
Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The number of shares of common stock outstanding as of March 9, 2012 was 2,347,911,502.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$-	$2
Prepaid expenses	1,082	133,506
Total current assets	1,082	133,508

Property and equipment, net	3,571	3,606
Total assets	$4,653	$137,114

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	March 31, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$95,162	$91,585
Accounts payable and accrued expenses	743,597	660,674
Related party payable	354,626	366,203
Notes payable	1,410,334	1,444,064
Accrued interest	1,016,720	961,715
Wages payable and other accrued liabilities	914,215	781,473
Income taxes payable	132,412	126,257
Total current liabilities	4,667,066	4,431,971

Deferred tax liabilities	17,398	16,424
Total long-term liabilities	17,398	16,424

Total liabilities	4,684,464	4,448,395

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 1,000,000 shares authorized 2 shares issued and oustanding as of March 31, 2011 and December 31, 2010	-	-
Class B preferred; ($.0001 par value) 30,000,000 shares authorized 193,679 and 205,394 shares issued and oustanding as of March 31, 2011 and December 31, 2010, respectively	19	21
Class C preferred; ($.0001 par value) 19,000,000 shares authorized no shares issued and oustanding as of March 31,2011 and December 31, 2010, respectively	-	-
Common stock; ($.001 par value) 50,000,000,000 shares authorized, 224,919,480 and 126,446,842 shares issued and oustanding at March 31, 2011 and December 31, 2010, respectively	224,919	126,447
Additional paid in capital	(251,001)	(409,268)
Accumulated other comprehensive income	67,931	112,177
Accumulated deficit	(4,689,508)	(4,109,532)
Total Garb Oil & Power stockholders' equity (deficit)	(4,647,640)	(4,280,155)
Non-controlling interest	(32,171)	(31,126)
Total stockholders' equity (deficit)	(4,679,811)	(4,311,281)
Total liabilities and stockholders' equity (deficit)	$4,653	$137,114

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three month periods ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
SALES
Sales	$-	$-
Sales-related party	-	-
TOTAL SALES	-	-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative	376,228	250,800
Total Operating Expenses	376,228	250,800
INCOME (LOSS) FROM OPERATIONS	(376,228)	(250,800)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	(81,588)	-
Other income	-	12,947
Interest expense	(123,205)	(88,497)
Total Other Income(Expense)	(204,793)	(75,550)
LOSS BEFORE INCOME TAXES	(581,021)	(326,350)
PROVISION(BENEFIT) FOR INCOME TAXES	-	366

NET LOSS BEFORE NON-CONTROLLING INTEREST	(581,021)	(326,716)
Net Income (loss) attributable to non-controlling interest	(1,045)	(1,496)
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(579,976)	(325,220)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(44,246)	(51,867)
TOTAL COMPREHENSIVE INCOME (LOSS)	(624,222)	(377,087)
Comprehensive income(loss) attributable to non-controlling interest	(8,849)	(10,373)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$(615,373)	$(366,714)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	165,508,047	79,250,000

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(579,976)	$(325,220)
Adjustments to reconcile net loss to net cash from
operating activities:
Net loss attributable to non-controlling interest	(1,045)	(1,496)
Depreciation	1,516	1,700
Shares issued for services	-	51,505
Debt for services	75,000	-
Loss on extinguishment of debt	81,588	-
Loan fees	46,763	39,207
Contributed services	6,883	-
Changes in assets and liabilities:
Accounts receivable	-	1,612
Prepaid expenses	132,424	(2,939)
Accounts payable and accrued expenses	82,923	13,239
Accrued interest	67,780	36,091
Accrued interest-related party	-	9,371
Income taxes payable	7,129	(8,226)
Wages payable and other accrued liabilities	132,742	56,194
Net cash flows from operating activities	53,727	(128,962)
Cash flows from investing activities:
Net cash flows from investing activities	-	-
Cash flows from financing activities:
Net Proceeds from convertible notes payable	-	47,000
Bank overdraft	3,577	7,607
Payments on notes payable-related party	(11,579)	-
Proceeds from issuance of common stock	-	5,000
Net cash flows from financing activities	(8,002)	59,607
Net Increase(Decrease) in cash and cash equivalents	45,725	(69,355)
Effect of exchange rates on cash	(45,727)	49,719
Beginning Cash and Cash equivalents	2	19,657
Ending Cash and Cash equivalents	$-	$21

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$-	$134,790
Common stock issued for debt	$168,267	$-
Series B Preferred shares converted to common stock	$29,287	$-
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$-	$3,150,000
Decrease in Due from related party due to acquisition of Newview	$-	$515,084
Increase in Notes payalbe related party due to acquisition of Newview	$-	$355,636

  Refer to Notes to Condensed Consolidated Financial Statements

Garb Oil & Power Corporation
Notes to Condensed Consolidated Financial Statements
  (Unaudited)

1.	Nature of Operations and Going Concern

Garb Oil & Power, Corporation (the “Company” or “Garb”) was incorporated in the State of Utah in 1972 under the name Autumn Day, Inc.  The Company changed its name to Energy Corporation International in 1978, to Garb-Oil Corporation of America in 1981 and finally to Garb Oil & Power Corporation in 1985.  The Company is a provider of high-quality equipment to waste processing and recycling industries.  Garb supplies enabling technologies that allow its clients to push their waste processing and recycling goals forward.  Whether the need is for single machines or an entire plant, Garb provides innovative, profitable ideas and comprehensive value-added solutions providing for a high rate of return on investment. On October 27, 2009, the company entered a reverse-acquisition transaction with German-based Green-technologies company RPS GmbH Resource Protection Systems (“RPS”). The reverse-acquisition brought to Garb a large portfolio of technologies in the areas of waste-to-energy, electronic waste (e-scrap/e-waste) refinement and recycling, and waste-rubber refinement and recycling. Garb is currently engaged in the building and commissioning of turnkey waste-to-energy plants and refinement/recycling plants in e-scrap/e-waste and waste-rubber. On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”).

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $579,976 for the three months ended March 31, 2011, and has an accumulated deficit of $4,689,508. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in the Company’s filing of Form 10-K.

3.	Related party transactions

From time to time, our CEO, John Rossi incurred expenses in behalf of the Company.  At March 31, 2011 the balance owed to Mr. Rossi was $54,049. The balance has been accrued in related party payable. Additionally, as of March 31, 2011 the Company owes Igor Plahuta, a director of the Company, $300,577, related to the purchase of Newview, S.L. in January 2010.

4.	Capital Stock

In February 2011, the Company agreed to issue 29,287,500 shares of common stock upon conversion of 11,715 shares of Class B Preferred Stock owned by a related party of the Company.

During the three months ended March 31, 2011, the Company agreed to issue 41,720,000 common shares upon conversion of $60,157 of notes payable. Because the Company approved the issuance of the shares at a discount to the market price on the date of issuance it recognized an $81,588 loss on forgiveness of debt.

During the three months ended March 31, 2011, the Company agreed to issue 27,465,138 common shares upon conversion of $108,110 of convertible promissory notes.

5.	Debt Issuance

In May 2010 the Company borrowed $40,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note. During the quarter ended March 31, 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $23,289.

In June 2010 the Company borrowed $45,000 from Asher pursuant to a convertible promissory note. During the quarter ended March 31, 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $24,830.

On March 31, 2011 the Company issued a promissory note to Outsourced Associates for $75,000 related to consulting services. The Note bears interest at 10% per annum and has a maturity date of October 1, 2011. The Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. In October 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $7,500.

6.	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption, therefore they have not been discussed here.

7.	Subsequent Events

In June 2011 the Company signed a $20 million Equity Line of credit with Evolution Capital, LLC. The funding will be used to close on potential acquisitions currently under review and due diligence. The Company has yet to draw down any amounts on the line of credit. In addition GARB engaged DDR & Associates, a strategic consulting firm with years of expertise in helping small enterprises achieve their growth potential.

Subsequent to March 31, 2011 the Company has issued 1,154,286,302 common shares upon conversion of $1,297,017 of debt, and issued 968,705,720 shares of common stock for services valued at $1,763,423.

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

In October 2011 the Company formed a Joint Venture partnership in Italy to build and operate an E-Waste plant. The plant will have 25,000 metric tons input and produce output in Copper, Aluminum, Alloys and Plastic. The Joint Venture will be 51% owned by the Company and 49% by a local Italian group already present in the waste recycling business locally. The Company will then build, own and operate a 25,000 metric ton E-Waste plant. The estimated cost of the project including land, building and plant is expected to be approximately $25 million and is scheduled to be completed by September 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks and Uncertainties” and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Our Current Business

Garb Oil & Power Corporation (“Garb”) is in the fast growing industry of waste recycling and specifically related to the E-Waste, waste to energy, tire recycling and car recycling. Garb’s strategy is to build its own plants and sell the high value products that Garb’s processing technology allow it to produce. These include products such as copper, aluminum, alloys and plastics from its e-scrap plants, once in production, and products such as NanoRubber from its rubber plants, once in production. Garb technology is a proven technology already well utilized in Europe, where Garb, through its wholly owned subsidiary RPS GmbH Resource Protections Systems and its officers and principal shareholders, has already sold in the last 10 years over 135 machines and produced, built, collaborated, designed, planned, delivered and/or commissioned over 15 plants in the E-waste and Rubber recycling and general waste processing.

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

Recent Developments

In June 2011 the Company signed a $20 million Equity Line of credit with Evolution Capital, LLC. The funding will be used to close on potential acquisitions currently under review and due diligence. The Company has yet to draw down any amounts on the line of credit. In addition GARB engaged DDR & Associates, a strategic consulting firm with years of expertise in helping small enterprises achieve their growth potential.

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

In October 2011 the Company formed a Joint Venture partnership in Italy to build and operate an E-Waste plant. The plant will have 25,000 metric tons input and produce output in Copper, Aluminum, Alloys and Plastic. The Joint Venture will be 51% owned by the Company and 49% by a local  Italian group already present in the waste recycling business locally. The Company will then build, own and operate a 25,000 metric ton E-Waste plant. The estimated cost of the project including land, building and plant is expected to be approximately $25 million and is scheduled to be completed by September 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2011 and 2010 which is included herein.

Our operating results for the three month periods ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Operating expenses	$376,228	$250,800
Other income (expense)	$(204,793)	$(75,550)
Net Loss	$(579,976)	$(325,220)

Revenues

We did not earn any revenues for the three months ended March 31, 2011, or for the comparable period of 2010. The Company does not expect to have revenues for the foreseeable future until our e-waste plants are opened.

Expenses

General and Administrative

Our general and administrative expenses increased $125,428, or 50.01% to $376,228 for the three-months ended March 31, 2011 when compared to the three months ended March 31, 2010 amount of $250,800. This increase is primarily attributable to an increase in consulting fees of approximately $105,000, professional fees of approximately $45,000, and salaries and wages of $105,000, offset in part by a decrease in other promotional expense of approximately $91,000 and travel expenses of approximately $24,000 when compared to the three months period ended March 31, 2010.

Other income (expense)

Other income (expense) increased by $129,243, or 171%, from $(75,550) to $(204,793) for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The increase is a result of an increase in interest expense of approximately $35,000 related to the Company’s increase in notes payable, an increase in loss on extinguishment of debt of $81,588 and a decrease in other income of $12,947.

Net loss

The Company’s net loss for the period ended March 31, 2011 increased $(254,756) or 78.3% to $(579,976) from $(325,220) when compared to the three month period ended March 31, 2010 for the reasons discussed above.

Liquidity and Capital Resources

Working Capital

			Percentage
	March 31,	December 31,	Increase
	2011	2010	(Decrease)
Current Assets	$1,082	$133,508	(99.2)%
Current Liabilities	$4,667,066	$4,431,971	5.3%
Working Capital (Deficiency)	$(4,665,984)	$(4,298,463)	(8.6)%

Cash Flows

	Three Months Ended March 31,		Percentage Increase
	2011	2010	(Decrease)
Cash Used in Operating Activities	$53,727	$(128,962)	(141.7)%
Cash Used in Investing Activities	$-	$-	N/A
Cash Provided by Financing Activities	$(8,002)	$59,607	(113.4)%
Net Increase (Decrease) in Cash	$45,725	$(69,355)	(165.9)%

We anticipate that we will incur approximately $500,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 and our legal representation during the next twelve months. We do not have sufficient working capital to provide for the anticipated expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash From Operating Activities

We had net cash flows from operating activities in the amount of 53,727 during the three month period ended March 31, 2011 compared to $(128,962) during the three month period ended March 31, 2010. The net cash flows from operating activities for the three months ended March 31, 2011 are primarily attributable to changes in prepaid expenses of $132,424, accounts payable of $82,923, accrued interest of $67,780, other accrued expenses of $132,742, debt for services of $75,000, loss on extinguishment of debt of $81,588 and loan fees of $46,763, offset in part by the net loss for the period of $(579,976).

Cash From Investing Activities

There were no cash flows from investing activities in either of the three month periods ended March 31, 2011 or 2010.

Cash From Financing Activities

Cash flows from financing activities during the three months ended March 31, 2011 consisted of payments on notes payable related party of $11,579 and a change in the bank overdraft of $3,577.

The Company raised $47,000 net funds from the sale of convertible debenture to an unaffiliated, accredited investor and $5,000 from the private placement of Common Stock during the three months ended March 31, 2010.

Disclosure of Outstanding Share Data

As of the balance sheet date of this quarterly report, we had 224,919,480 shares of Common Stock; 2 shares of Class A Preferred Stock; and 193,289 shares of Class B Preferred Stock issued and outstanding.

We have options outstanding for the purchase of 100,000,000 shares of the Company’s common stock at an exercise price equal to one-tenth of the closing ask price for the ten trading days prior to the exercise of the option.  The options were issued in connection with the acquisition of RPS and became effective only upon the increase in authorized shares of common stock which took place in March 2010.  The options expire in November 2014.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2011, our company has accumulated losses of $4,689,508. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the financial statements for the year ended December 31, 2010, our independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

History of net losses/Going Concern.

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

The Company does not have adequate personnel to review of day-to-day financial transactions, review of financial statement disclosures, or record, process, summarize and report within the time periods specified in SEC rules and forms for the period covered by this Report on Form 10-Q. To remediate the control deficiencies, one of several specific additional steps is that the Company plan to undertake to employ a fulltime CFO to implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC and implement internal processes and controls for all day-to-day financial transactions.  Our efforts to comply with disclosure controls and procedures are likely to continue to result in increased expenses and the commitment of significant financial and personnel resources.  We can give no assurance that in the future such efforts will be successful.

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

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with rights, preferences and privileges senior in many respects to the Company’s common stock. Our Board is empowered, without stockholder approval, to issue preferred stock with liquidation, conversion, voting, anti-dilution or other rights which could adversely affect the voting power, economic interests or other rights of the holders of the common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer, who is also our Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

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

Management’s remediation initiative

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of March 31, 2011:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting implemented during the period of this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company anticipates implementing additional internal controls and procedures to address material weaknesses as soon as it is financially and logistically able to do so.

 PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchaser	Shares	Price per share	Consideration	Date	Class/Series
Asher Enterprises	2,857,143	$ 0.0036	Conversion of debt	1/24/2011	Common
Evolution Capital	6,000,000	$ 0.0051	Conversion of debt	2/1/2011	Common
J Fenway LLC	5,720,000	$ 0.0060	Conversion of debt	2/2/2011	Common
Alan Flemming	29,287,500	$ 0.0010	Conversion of Series B Preferred shares	2/3/2011	Common
Asher Enterprises	4,666,667	$ 0.0026	Conversion of debt	3/3/2011	Common
Asher Enterprises	1,333,333	$ 0.0026	Conversion of debt	3/9/2011	Common
Asher Enterprises	3,333,333	$ 0.0031	Conversion of debt	3/14/2011	Common
Asher Enterprises	2,631,579	$ 0.0033	Conversion of debt	3/15/2011	Common
Asher Enterprises	5,714,286	$ 0.0036	Conversion of debt	3/17/2011	Common
Evolution Capital	10,000,000	$ 0.0026	Conversion of debt	3/23/2011	Common
J Fenway LLC	20,000,000	$ 0.0025	Conversion of debt	3/25/2011	Common
Asher Enterprises	6,928,797	$ 0.0017	Conversion of debt	3/26/2011	Common

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
Date: March 12, 2012