Form 10-Q
period 2011-06-30
GARB OIL & POWER CORP
filed 2012-03-12
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$25,613	$2
Prepaid expenses	1,638	133,506
Total current assets	27,251	133,508

Property and equipment, net	3,400	3,606
Total assets	$30,651	$137,114

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	June 30, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$103,235	$91,585
Accounts payable and accrued expenses	752,411	660,674
Related party payable	374,381	366,203
Notes payable	1,750,793	1,444,064
Accrued interest	1,079,963	961,715
Wages payable and other accrued liabilities	1,082,658	781,473
Income taxes payable	135,425	126,257
Total current liabilities	5,278,866	4,431,971

Deferred tax liabilities	17,794	16,424
Total long-term liabilities	17,794	16,424

Total liabilities	5,296,660	4,448,395

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 1,000,000 shares authorized 2 shares issued and oustanding as of June 30, 2011 and December 31, 2010	-	-
Class B preferred; ($.0001 par value) 30,000,000 shares authorized 193,679 and 205,394 shares issued and oustanding as of June 30, 2011 and December 31, 2010, respectively	19	21
Class C preferred; ($.0001 par value) 19,000,000 shares authorized no shares issued and oustanding as of June 30, 2011 and December 31, 2010, respectively	-	-
Common stock; ($.001 par value) 50,000,000,000 shares authorized, 313,943,713 and 126,446,842 shares issued and oustanding at June 30, 2011 and December 31, 2010 respectively	313,944	126,447
Additional paid in capital	(103,241)	(409,268)
Accumulated other comprehensive income	49,531	112,177
Accumulated deficit	(5,493,215)	(4,109,532)
Total Garb Oil & Power stockholders' equity (deficit)	(5,232,963)	(4,280,155)
Non-controlling interest	(33,046)	(31,126)
Total stockholders' equity (deficit)	(5,266,009)	(4,311,281)
Total liabilities and stockholders' equity (deficit)	$30,651	$137,114

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three month periods ended		For the six month periods ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES
Sales	$-	$-	$-	$-
Sales-related party	-	-	-	-
TOTAL SALES	-	-	-	-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	391,434	1,347,693	767,662	1,598,493
Total Operating Expenses	391,434	1,347,693	767,662	1,598,493
INCOME (LOSS) FROM OPERATIONS	(391,434)	(1,347,693)	(767,662)	(1,598,493)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	(40,800)	(360,921)	(122,388)	(360,921)
Gain on sale of investments	-	190,589	-	190,589
Other income	-	-	-	12,947
Interest expense	(372,348)	(376,030)	(495,553)	(464,527)
Total Other Income(Expense)	(413,148)	(546,362)	(617,941)	(621,912)
LOSS BEFORE INCOME TAXES	(804,582)	(1,894,055)	(1,385,603)	(2,220,405)
PROVISION(BENEFIT) FOR INCOME TAXES	-	-	-	366

NET LOSS BEFORE NON-CONTROLLING INTEREST	(804,582)	(1,894,055)	(1,385,603)	(2,220,771)
Net Income (loss) attributable to non-controlling interest	(875)	(2,532)	(1,920)	(4,028)
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(803,707)	(1,891,523)	(1,383,683)	(2,216,743)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	(18,401)	(64,236)	(62,647)	(116,103)
TOTAL COMPREHENSIVE INCOME (LOSS)	(822,108)	(1,955,759)	(1,446,330)	(2,332,846)
Comprehensive income(loss) attributable to non-controlling interest	(3,680)	(12,847)	(12,529)	(23,221)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$(818,428)	$(1,942,912)	$(1,433,801)	$(2,309,625)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.02)	$(0.01)	$(0.02)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	237,809,791	98,856,079	201,858,648	89,053,317

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,383,683)	$(2,216,743)
Adjustments to reconcile net loss to net cash from
operating activities:
Net loss attributable to non-controlling interest	(1,920)	(4,028)
Depreciation	3,197	3,292
Debt issued for services	151,336	300,000
Shares issued for services	-	333,086
Loan fees	335,244	105,759
Contributed services	12,549	11,612
Interest expense on beneficial conversion of debt	-	245,000
Gain on sale of investment	-	(190,590)
Stock Option Expense	-	14,900
Loss on extinguishment of debt	122,388	360,921
Changes in assets and liabilities:
Accounts receivable	-	10,815
Prepaid expenses	131,868	(40,431)
Accounts payable and accrued expenses	148,087	370,378
Accrued interest	142,983	71,560
Accrued interest-related party	-	10,446
Income taxes payable	10,538	(19,525)
Wages payable and other accrued liabilities	301,185	191,309
Net cash flows from operating activities	(26,228)	(442,239)
Cash flows from investing activities:
Proceeds from sale of investment	-	109,645
Net cash flows from investing activities	-	109,645
Cash flows from financing activities:
Net proceeds from Convertible notes	104,000	127,000
Bank overdraft	11,650	(18,475)
Payments on notes payable-related party	(11,579)	-
Proceeds from sale of common stock	-	32,500
Proceeds from issuance of Series B preferred shares	-	59,433
Net cash flows from financing activities	104,071	200,458
Net Increase(Decrease) in cash and cash equivalents	77,843	(132,136)
Effect of exchange rates on cash	(52,232)	117,053
Beginning Cash and Cash equivalents	2	19,657
Ending Cash and Cash equivalents	$25,613	$4,574

Supplemental Disclosures of Cash flow information:
Cash paid for inerest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$-	$134,790
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$-	$3,150,000
Series B Preferred shares issued to relieve debt	$-	$375,656
Common stock issued for debt	$358,586	$353,100
Series B Preferred shares converted to common stock	$29,287	$-
Accounts payable converted to notes payable	$50,000	$43,217
Decrease in Due from related party due to acquisition of Newview	$-	$515,084
Increase in Notes payalbe related party due to acquisition of Newview	$-	$355,636

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

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,383,683 for the six months ended June 30, 2011, and has an accumulated deficit of $5,493,215. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in the Company’s filing of Form 10-K.

3.	Related party transactions

From time to time, our CEO, John Rossi incurred expenses in behalf of the Company.  At June 30, 2011 the balance owed to Mr. Rossi was $60,399. The balance has been accrued in related party payable. Additionally, as of June 30, 2011 the Company owes Igor Plahuta $313,982, related to the purchase of Newview, S.L. in January 2010.

4.	Capital Stock

In February 2011, the Company agreed to issue 29,287,500 shares of common stock upon conversion of 11,715 shares of Class B Preferred Stock owned by a related party of the Company.

During the six months ended June 30, 2011, the Company agreed to issue 70,720,000 common shares upon conversion of $89,327 of notes payable. Since the Company approved the issuance of the shares at a discount to the market price on the date of issuance it recognized a $122,388 loss on extinguishment of debt.

During the six months ended June 30, 2011, the Company agreed to issue 87,489,371 common shares upon conversion of $269,259 of convertible promissory notes.

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

On March 31, 2011 the Company issued a promissory note to Outsourced Associates (“Outsourced”) for $75,000 related to consulting services. The Note bears interest at 10% per annum and has a maturity date of October 1, 2011. The Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. In October 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $7,500.

On April 20, 2011 the Company borrowed $4,000 from Outsourced pursuant to a convertible promissory note. Outsourced has the right to immediately convert the Outsourced Note before the maturity date, into shares of the Company’s common stock  at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $7,429 was recognized as interest expense on the date of issuance. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The balance of the note as of June 30, 2011 is $4,000. As of October 20, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On April 1, 2011 the Company issued a promissory note for $1,336 to Evolution Capital (“Evolution”) related to consulting services. Evolution has the right to immediately convert the Evolution Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $2,481 was recognized as interest expense on the date of issuance. The note bears interest at 20% per annum and has a maturity date of October 1, 2011. The balance of the note as of June 30, 2011 is $1,336. As of October 21, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On May 12, 2011 the Company borrowed $100,000 from Evolution Capital (“Evolution”) pursuant to a convertible promissory note. Evolution has the right to immediately convert the Evolution Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $184,358 was recognized as interest expense on the date of issuance. The note bears interest at 21% per annum and has a maturity date of November 4, 2011. The balance of the note as of June 30, 2011 is $100,000. As of November 4, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On April 1, 2011 the Company converted $50,000 of accounts payable due to DDR and Associates (“DDR”) into a convertible promissory note. DDR has the right to immediately convert the Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $92,857 was recognized as interest expense on the date of issuance. The note bears interest at 30% per annum and has a maturity date of October 1, 2011. The balance of the note as of June 30, 2011 is $50,000. As of October 1, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On June 30, 2011 the Company issued a promissory note to Outsourced for $75,000 related to consulting services. The Note bears interest at 10% per annum and has a maturity date of December 30, 2011. The Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. In December 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $7,500.

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

Subsequent to June 30, 2011 the Company has issued 1,065,262,069 common shares upon conversion of $1,106,698 of debt, and issued 968,705,720 shares of common stock for services valued at $1,763,423.

The Company has also received proceeds of $225,190 from the issuance of Notes payable.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended June 30, 2011 and 2010 which is included herein.

Our operating results for the three six month periods ended June 30, 2011 and 2010 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating expenses	$391,434	$1,347,693	$767,662	$1,598,493
Other income (expense)	$(413,145)	$(546,362)	$(617,941)	$(621,912)
Net loss	$(803,707)	$(1,891,523)	$(1,383,683)	$(2,216,743)

Revenues

We did not earn any revenues for the three months or six months ended June 30, 2011, or for the comparable period of 2010. The Company does not expect to have revenues for the foreseeable future until our e-waste plants are opened.

Expenses

General and Administrative

Our general and administrative expenses decreased $956,259, or 71.0% to $391,434 for the three-months ended June 30, 2011 when compared to the three-months ended June 30, 2010 amount of $1,347,693. This decrease is primarily attributable to a decrease in consulting fees of approximately $838,000, professional fees of approximately $57,000, salaries and wages of $16,000, and travel and entertainment of approximately $30,000 when compared to the three-month period ended June 30, 2010.

For the six-months ended June 30, 2011 our general and administrative expenses decreased $830,831, or 52.0% to $767,662 when compared to the six-months ended June 30, 2010 amount of $1,598,493. This decrease is primarily attributable to a decrease in consulting fees of approximately $732,000, professional fees of $10,000, travel expenses of $53,000, and other general and administrative costs of $83,000, offset in part by an increase in salaries and wages of approximately $89,000 when compared to the six-month period ended June 30, 2010.

Other income (expense)

Other income (expense) decreased by $133,214 or 24.4%, from $(546,362) to $(413,148) for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. The decrease is a result of an decrease in interest expense of approximately $4,000 and a decrease in loss on extinguishment of debt of approximately $320,000 offset by the gain on sale of investments of $190,589 recognized in the quarter ended June 30, 2010.

For the six-months ended June 30, 2011 our other income (expense) decreased by $(3,971), or 0.6%, from ($621,912) to ($617,941) when compared to the six-months months ended June 30, 2010. The increase is a result of an increase in interest expense of approximately $31,000 related to the Company’s increase in notes payable and an increase in loss on extinguishment of debt of $238,533, partially offset by the $190,589 gain on sale of investments recognized in the three months ended June 30, 2010.

Net loss

The Company’s net loss for the three month period ended June 30, 2011 decreased $(1,087,816) or 57.5% to $(803,707) from $(1,891,523) when compared to the three month period ended June 30, 2010 for the reasons discussed above. The net loss for the six month period ended June 30, 2011 decreased $(833,060) or 37.6% to $(1,383,683) from $(2,216,743) when compared to the six month period ended June 30, 2010 for the reasons discussed above.

Liquidity and Capital Resources

Working Capital

			Percentage
	June 30,	December 31,	Increase
	2011	2010	(Decrease)
Current Assets	$27,251	$133,508	(79.6)%
Current Liabilities	$5,278,866	$4,431,971	19.1%
Working Capital (Deficiency)	$(5,251,615)	$(4,298,463)	(22.2)%

Cash Flows

	Six Months Ended June 30,		Percentage Increase
	2011	2010	(Decrease)
Cash From Operating Activities	$(26,228)	$(442,239)	(94.1)%
Cash From Investing Activities	$-	$109,645	N/A
Cash From Financing Activities	$104,071	$200,458	(48.1)%
Net Increase (Decrease) in Cash	$77,843	$(132,136)	(158.9)%

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

Cash From Operating Activities

Our cash flow from operating activities was $(26,228) during the six month period ended June 30, 2011 compared to $(442,239) during the six month period ended June 30, 2010. The net cash flows from operating activities for the six months ended June 30, 2011 are primarily attributable to the net loss for the period of $(1,383,683), offset by changes in prepaid expenses of $131,868, accounts payable of $148,087, accrued interest of $142,983, other accrued expenses of $301,185, debt for services of $151,336, loss on extinguishment of debt of $122,388 and loan fees of $335,244.

Cash From Investing Activities

There were no cash flows from investing activities during the six months ended June 30, 2011. Cash provided by investing activities during the six month period ended June 30, 2011 was proceeds from the sale of investments of $109,645.

Cash From Financing Activities

Cash flows from Financing Activities for the six month period ended June 30, 2011 were made up primarily of $104,000 in proceeds from the sale of convertible debt to an unaffiliated, accredited investor.

During the six month period ended June 30, 2010 the Company raised $127,000 from the sale of convertible debt to an unaffiliated, accredited investor, $59,433 of proceeds from the issuance of Class B Preferred Stock to non-affiliated accredited investors and $32,500 of proceeds from the issuance of common stock, offset in part by the bank overdraft of $18,475.

Disclosure of Outstanding Share Data

As of the balance sheet date of this quarterly report, we had 313,943,713 shares of Common Stock; 2 shares of Class A Preferred Stock; and 193,679 shares of Class B Preferred Stock issued and outstanding.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2011, our company has accumulated losses of $5,493,215. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our management, under the supervision and with the participation of our Chief Executive Officer, who is also our Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States Generally Accepted Accounting Principles and the Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2011:

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchaser	Shares	Price per share	Consideration	Date	Class/Series
Evolution Capital	7,000,000	$ 0.0018	Conversion of debt	4/15/2011	Common
Asher Enterprises	11,250,000	$ 0.0014	Conversion of debt	6/7/2011	Common
Asher Enterprises	7,500,000	$ 0.0021	Conversion of debt	6/10/2011	Common
Asher Enterprises	7,500,000	$ 0.0014	Conversion of debt	6/13/2011	Common
Asher Enterprises	4,705,882	$ 0.0029	Conversion of debt	6/14/2011	Common
Asher Enterprises	5,133,333	$ 0.0015	Conversion of debt	6/14/2011	Common
Asher Enterprises	4,375,000	$ 0.0014	Conversion of debt	6/14/2011	Common
Asher Enterprises	5,714,286	$ 0.0024	Conversion of debt	6/28/2011	Common
Asher Enterprises	6,153,424	$ 0.0022	Conversion of debt	6/28/2011	Common
Evolution Capital	2,000,000	$ 0.0037	Conversion of debt	6/29/2011	Common
Asher Enterprises	7,692,308	$ 0.0022	Conversion of debt	6/29/2011	Common
J Fenway LLC	10,000,000	$ 0.0025	Conversion of debt	6/30/2011	Common
J Fenway LLC	10,000,000	$ 0.0025	Conversion of debt	6/30/2011	Common

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