Form 10-Q
period 2011-09-30
GARB OIL & POWER CORP
filed 2012-03-12
CIK 798371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$33,586	$2
Prepaid expenses	13,258	133,506
Total current assets	46,844	133,508

Property and equipment, net	2,951	3,606
Total assets	$49,795	$137,114

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	September 30, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$101,354	$91,585
Accounts payable and accrued expenses	771,081	660,674
Related party payable	349,368	366,203
Notes payable	2,041,490	1,444,064
Accrued interest	1,150,264	961,715
Wages payable and other accrued liabilities	1,175,431	781,473
Income taxes payable	126,949	126,257
Total current liabilities	5,715,937	4,431,971

Deferred tax liabilities	16,680	16,424
Total long-term liabilities	16,680	16,424

Total liabilities	5,732,617	4,448,395

Stockholders’ equity(deficit):
Class A preferred; ($.0001 par value) 1,000,000 shares authorized 2 shares issued and oustanding as of September 30, 2011 and December 31, 2010	-	-
Class B preferred; ($.0001 par value) 30,000,000 shares authorized 193,679 and 205,394 shares issued and oustanding as of September 30, 2011 and December 31, 2010, respectively	19	21
Class C preferred; ($.0001 par value) 19,000,000 shares authorized no shares issued and oustanding as of March 31,2011 and December 31, 2010, respectively	-	-
Common stock; ($.001 par value) 50,000,000,000 shares authorized, 1,282,501,334 and 126,446,842 shares issued and oustanding at September 30, 2011 and December 31, 2010 respectively	1,282,501	126,447
Additional paid in capital	1,017,882	(409,268)
Accumulated other comprehensive income	111,754	112,177
Accumulated deficit	(8,060,006)	(4,109,532)
Total Garb Oil & Power stockholders' equity (deficit)	(5,647,850)	(4,280,155)
Non-controlling interest	(34,972)	(31,126)
Total stockholders' equity (deficit)	(5,682,822)	(4,311,281)
Total liabilities and stockholders' equity (deficit)	$49,795	$137,114

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three month periods ended		For the nine month periods ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES
Sales	$-	$-	$-	$-
Sales-related party	-	-	-	-
TOTAL SALES	-	-	-	-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES
Selling, general and administrative	1,977,886	406,115	2,745,548	2,004,608
Total Operating Expenses	1,977,886	406,115	2,745,548	2,004,608
INCOME (LOSS) FROM OPERATIONS	(1,977,886)	(406,115)	(2,745,548)	(2,004,608)

OTHER INCOME(EXPENSE)
Loss on extinguishment of debt	(313,401)	-	(435,789)	(360,921)
Gain on sale of investments	-	-	-	190,589
Other income	-	-	-	12,947
Interest expense	(277,430)	(121,503)	(772,983)	(586,030)
Total Other Income(Expense)	(590,831)	(121,503)	(1,208,772)	(743,415)
LOSS BEFORE INCOME TAXES	(2,568,717)	(527,618)	(3,954,320)	(2,748,023)
PROVISION(BENEFIT) FOR INCOME TAXES	-	-	-	366

NET LOSS BEFORE NON-CONTROLLING INTEREST	(2,568,717)	(527,618)	(3,954,320)	(2,748,389)
Net Income (loss) attributable to non-controlling interest	(1,926)	(2,013)	(3,846)	(6,041)
NET LOSS ATTRIBUTABLE TO GARB OIL & POWER	(2,566,791)	(525,605)	(3,950,474)	(2,742,348)

OTHER COMPREHENSIVE INCOME(LOSS):
Foreign currency translation adjustment	62,224	69,590	(423)	(46,513)
TOTAL COMPREHENSIVE INCOME (LOSS)	(2,504,567)	(456,015)	(3,950,897)	(2,788,861)
Comprehensive income(loss) attributable to non-controlling interest	12,445	13,918	(85)	(9,303)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO GARB OIL & POWER	$(2,517,012)	$(469,933)	$(3,950,813)	$(2,779,558)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	1,137,573,048	116,134,342	513,024,039	98,213,076

Refer to Notes to Condensed Consolidated Financial Statements

GARB OIL & POWER CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,950,474)	$(2,742,348)
Adjustments to reconcile net loss to net cash from operating activities:
Net loss attributable to non-controlling interest	(3,846)	(6,041)
Depreciation	4,878	4,909
Debt issued for services	236,836	450,000
Shares issued for services	1,522,400	333,086
Loan fees	529,301	151,129
Contributed services	15,226	19,373
Interest expense on beneficial conversion of debt	-	245,000
Gain on sale of investment	-	(190,590)
Stock Option Expense	-	14,900
Loss on extinguishment of debt	435,789	360,921
Changes in assets and liabilities:
Accounts receivable	-	9,211
Related party receivable	-	-
Prepaid expenses	120,247	(52,981)
Accounts payable and accrued expenses	288,466	470,717
Accrued interest	217,094	135,182
Accrued interest-related party	-	12,541
Income taxes payable	948	(6,645)
Wages payable and other accrued liabilities	393,958	409,074
Net cash flows from operating activities	(189,177)	(382,562)
Cash flows from investing activities:
Proceeds from sale of investment	-	109,645
Net cash flows from investing activities	-	109,645
Cash flows from financing activities:
Net Proceeds from convertible debentures	234,700	127,000
Bank overdraft	9,769	(9,813)
Payments on notes payable-related party	(11,579)	-
Due to related party for acquisition of NewView	-	-
Proceeds from issuance of Common stock	-	32,500
Proceeds from issuance of Series B preferred shares	-	63,433
Net cash flows from financing activities	232,890	213,120
Net Increase(Decrease) in cash and cash equivalents	43,713	(59,797)
Effect of exchange rates on cash	(10,129)	44,158
Beginning Cash and Cash equivalents	2	19,657
Ending Cash and Cash equivalents	$33,586	$4,018

Supplemental Disclosures of Cash flow information:
Cash paid for inerest	$-	$43,035
Cash paid for income taxes	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities
Series A Preferred shares issued to relieve debt	$-	$134,790
Stock options granted as partial consideration for acquisition of RPS GmbH Resource Protection Systems	$-	$3,150,000
Series B Preferred shares issued to relieve debt	$-	$375,656
Series B Preferred shares converted to common stock	$29,287	$-
Common stock issued for debt	$564,865	$353,100
Accounts payable converted to notes payable	$80,000	$43,217
Related party payable offset against third party payable	$52,912	$-
Decrease in Due from related party due to acquisition of Newview	$-	$515,084
Increase in notes payable related party due to acquisition of Newview	$-	$355,636

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

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $3,950,474 for the nine months ended September 30, 2011, and has an accumulated deficit of $8,060,006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of its waste-to-energy, waste-rubber and e-scrap plants on which the Company would earn a commission. The Company is also attempting to interest purchasers, or potential purchasers, of Garb shredders and plants in establishing joint ventures. The Company also continues to pursue financing to build, commission and operate its own waste refinement and recycling plants. Management also believes that with the new line-up of next-regeneration machines, industry expertise, website and marketing strategies that are now implemented, the potential for machinery and plant sales has increased.

2.	Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.  The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in the Company’s filing of Form 10K.

3.	Related party transactions

From time to time, our CEO, John Rossi incurred expenses in behalf of the Company.  At September 30, 2011 the balance owed to Mr. Rossi was $54,274. The balance has been accrued in related party payable. Additionally, as of September 30, 2011 the Company owes Igor Plahuta, a director of the Company $295,094, related to the purchase of Newview, S.L. in January 2010..

4.	Capital Stock

In February 2011, the Company agreed to issue 29,287,500 shares of common stock upon conversion of 11,715 shares of Class B Preferred Stock owned by a related party of the Company.

During the nine months ended September 30, 2011, the Company agreed to issue 270,477,194 common shares upon conversion of $248,577 of notes payable. Since the Company approved the issuance of the shares at a discount to the market price on the date of issuance it recognized a $480,712 loss on extinguishment of debt.

During the nine months ended September 30, 2011, the Company agreed to issue 108,589,798 common shares upon conversion of $316,288 of convertible promissory notes.

During the nine months ended September 30, 2011 the Company agreed to issue 747,700,000 shares of common stock to various individuals for services valued at $1,522,400 or $.002 per share, which was the market price of the common stock on the day the Company’s board of directors agreed to issue the shares.

5.	Debt Issuance

In May 2010 the Company borrowed $40,000 from Asher Enterprises Inc. (“Asher”) pursuant to a convertible promissory note. During the quarter ended March 31, 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $23,289.

In June 2010 the Company borrowed $45,000 from Asher pursuant to a convertible promissory note. During the quarter ended March 31, 2011, the Company recognized default penalties on the note and recorded interest expense in the amount of $23,474.

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

On April 20, 2011 the Company borrowed $4,000 from Outsourced pursuant to a convertible promissory note. Outsourced has the right to immediately convert the Outsourced Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $7,429 was recognized as interest expense on the date of issuance. The note bears interest at 20% per annum and has a maturity date of October 20, 2011.The balance of the note as of September 30, 2011 is $4,000. As of October 20, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On April 1, 2011 the Company issued a promissory note in the amount of $1,336 to Evolution Capital (“Evolution”) related to consulting services. Evolution has the right to immediately convert the Evolution Note before the maturity date, into shares of the Company’s common at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $2,481 was recognized as interest expense on the date of issuance. The note bears interest at 20% per annum and has a maturity date of October 1, 2011.The balance of the note as of September 30, 2011 is $1,336. As of October 21, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On April 1, 2011 the Company converted $50,000 of accounts payable due to DDR and Associates (“DDR”) into a convertible promissory note. DDR has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $92,857 was recognized as interest expense on the date of issuance. The note bears interest at 30% per annum and has a maturity date of October 1, 2011. The balance of the note as of September 30, 2011 is $50,000. As of October 1, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On May 12, 2011 the Company borrowed $100,000 from Evolution pursuant to a convertible promissory. Evolution has the right to immediately convert the Evolution Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $185,714 was recognized as interest expense on the date of issuance. The note bears interest at 21% per annum and has a maturity date of November 4, 2011.The balance of the note as of September 30, 2011 is $100,000. As of November 4, 2011 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

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

On July 1, 2011 the Company converted $30,000 of accounts payable due to DDR and Associates (“DDR”) into a convertible promissory note. DDR has the right to immediately convert the DDR Note before the maturity date, into shares of the Company’s common stock (“Common Stock”) at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $55,714 was recognized as interest expense on the date of issuance. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. The balance of the note as of September 30, 2011 is $30,000. As of January 1, 2012 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On July 1, 2011 the Company issued a promissory note for $10,500 to Lou Schepka (“Schepka”) for services provided. Schepka has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $19.500 was recognized as interest expense on the date of issuance. The note bears interest at 10% per annum and has a maturity date of January 1, 2012. The balance of the note as of September 30, 2011 is $10,500. As of January 1, 2012 the Company is in default on the note and therefore the interest rate has accelerated to 18% per annum.

On July 22, 2011 the Company borrowed $20,000 from Tangiers Investors, LP (“Tangiers”) pursuant to a convertible promissory note.  Tangiers has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $20,000 was recognized as interest expense on the date of issuance. The note bears interest at 18% per annum and has a maturity date of May 31, 2012. The balance of the note as of September 30, 2011 is $20,000.

On July 26, 2011 the Company borrowed $30,700 from Outsourced pursuant to a convertible promissory note. Outsourced has the right to immediately convert the Outsourced Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $22,843 was recognized as interest expense on the date of issuance. The note bears interest at 20% per annum and has a maturity date of January 26, 2012.The balance of the note as of September 30, 2011 is $30,700. As of January 26, 2012 the Company is in default on the note and therefore the interest rate has accelerated to 36% per annum.

On August 26, 2011 the Company borrowed $30,000 from Tangiers pursuant to a convertible promissory note.  Tangiers has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $30,000 was recognized as interest expense on the date of issuance. The note bears interest at 18% per annum and has a maturity date of August 26, 2012. The balance of the note as of September 30, 2011 is $30,000.

On September 19, 2011 the Company borrowed an additional $30,000 from Tangiers pursuant to a convertible promissory note.  Tangiers has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $30,000 was recognized as interest expense on the date of issuance. The note bears interest at 9.9% per annum and has a maturity date of September 19, 2012. The balance of the note as of September 30, 2011 is $30,000.

On September 22, 2011 the Company borrowed an $20,000 from Fairhills Capital Offshore (“Fairhills”) pursuant to a convertible promissory note. Fairhills has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 40% of the average of the lowest 3 days’ trading prices of Common Stock of the 20 days prior to the conversion date. Since the notes are immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $16,000 was recognized as interest expense on the date of issuance. The note bears interest at 8% per annum and has a maturity date of March 22, 2012. The balance of the note as of September 30, 2011 is $20,000.

On September 30, 2011 the Company issued a promissory note to Outsourced for $75,000 related to consulting services. The Note bears interest at 10% per annum and has a maturity date of March 30, 2012. The Note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date.

6.	Joint Ventures

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

7.	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption, therefore they have not been discussed here.

8.	Subsequent Events

Subsequent to September 30, 2011 the Company has agreed to issue 844,404,448 common shares upon conversion of $900,419 of debt, and to issue 221,005,720 shares of common stock for services valued at $241,023.

   The Company has also received proceeds of $94,490 from the issuance of Notes payable.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended September 30, 2011 and 2010 which is included herein.

Our operating results for the nine month periods ended September 30, 2011 and 2010 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating expenses	$1,977,886	$406,115	$2,745,548	$2,004,608
Other income (expense)	$(590,831)	$(121,503)	$(1,208,772)	$(743,415)
Net loss	$(2,566,791)	$(525,605)	$(3,950,474)	$(2,742,348)

Revenues

We did not earn any revenues for the three and nine months ended September 30, 2011, or for the comparable period of 2010. The Company does not expect to have revenues for the foreseeable future until our e-waste plants are opened.

Expenses

General and Administrative

Our general and administrative expenses increased $1,571,771, or 387% to $1,977,886 for the three-months ended September 30, 2011 when compared to the three months ended September 30, 2010 amount of $406,115. This increase is primarily attributable to an increase in consulting fees of approximately $259,000, professional fees of $64,000, salaries and wages of $970,000, promotional expenses of approximately $188,000 and travel expenses of approximately $88,000 when compared to the six months period ended September 30, 2010.

For the nine-months ended September 30, 2011 our general and administrative expenses increased $740,940, or 37% to $2,745,548 when compared to the nine-months ended September 30, 2010 amount of $2,004,608. This increase is primarily attributable to an increase in salaries and wages of approximately $1,059,000, promotional expenses of approximately $106,000, professional fees of approximately $54,000 and travel expenses of $35,000, partially offset by a decrease in consulting fees of approximately $473,000.

Other income (expense)

Other income (expense) increased by $469,328, or 386%, from $(121,503) to $(590,831) for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. The increase is a result of an increase in interest expense of approximately $166,000 related to the Company’s increase in notes payable, and an increase in the loss on extinguishment of debt of $313,401.

For the nine-months ended September 30, 2010 our other income (expense) increased by $465,357, or 63%, from $(743,415) to $(1,208,772) when compared to the nine-months months ended September 30, 2010. The increase is a result of an increase in interest expense of approximately $187,000 related to the Company’s increase in notes payable and an increase in the loss on extinguishment of debt of approximately $75,000. This increase is offset by the $190,589 gain on sale of investments recognized in the nine months ended September 30, 2010.

Net loss

The Company’s net loss for the three month period ended September 30, 2011 increased $(2,041,186) or 388% to $(2,566,791) from $(527,618) when compared to the three month period ended September 30, 2010 for the reasons discussed above. The net loss for the nine month period ended September 30, 2011 increased $(1,208,126) or 44.1% to $(3,950,474) from $(2,742,348) when compared to the nine month period ended September 30, 2010 for the reasons discussed above.

Liquidity and Capital Resources

Working Capital

			Percentage
	September 30,	December 31,	Increase
	2011	2010	(Decrease)
Current Assets	$46,844	$133,508	(64.9)%
Current Liabilities	$5,715,937	$4,431,971	29.0%
Working Capital (Deficiency)	$(5,669,093)	$(4,298,463)	31.9%

Cash Flows

	Nine Months Ended September 30,		Percentage Increase
	2011	2010	(Decrease)
Cash Used in Operating Activities	$(189,177)	$(382,562)	(50.5)%
Cash Used in Investing Activities	$-	$109,645	N/A
Cash Provided by Financing Activities	$232,890	$213,120	9.3%
Net Increase (Decrease) in Cash	$43,713	$(59,797)	(173.1%

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

Cash From Operating Activities

We used cash in operating activities in the amount of $189,177 during the nine month period ended September 30, 2011 compared to $382,562 during the nine month period ended September 30, 2010. The net cash flows from operating activities for the nine months ended September 30, 2011 are primarily attributable to the net loss for the period of $(3,950,474), offset by changes in prepaid expenses of $120,247, accounts payable of $288,466, accrued interest of $217,094, other accrued expenses of $393,958, debt for services of $236,836, loss on extinguishment of debt of $435,789, shares issued for services of $1,522,400 and loan fees of $529,301.

Cash From Investing Activities

There were no cash flows from investing activities during the nine months ended September 30, 2011. Cash provided by investing activities during the nine month period ended September 30, 2011 was proceeds from the sale of investments of $109,645.

Cash From Financing Activities

Cash flows from Financing Activities for the nine month period ended September 30, 2011 were made up primarily of $234,700 in proceeds from the sale of convertible debt to an unaffiliated, accredited investor and bank overdraft of $9,769, offset in part by payments on notes payable-related party of $11,579.

During the nine month period ended September 30, 2010 the Company raised $127,000 from the sale of convertible debt to an unaffiliated, accredited investor, $63,433 of proceeds from the issuance of Class B Preferred Stock to non-affiliated accredited investors and $32,500 of proceeds from the issuance of common stock. These were offset in part by a decrease in bank overdraft of $9,813.

Disclosure of Outstanding Share Data

As of the balance sheet date of this quarterly report, we had 1,282,501,334 shares of Common Stock; 2 shares of Class A Preferred Stock; and 193,679 shares of Class B Preferred Stock issued and outstanding.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2011, our company has accumulated losses of $8,060,006. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon this assessment, we determined that as of the end of period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective because there exist material weaknesses affecting our internal control over financial reporting.

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

 PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchaser	Shares	Price per share	Consideration	Date	Class/Series
Asher Enterpises	7,500,000	$ 0.0021	Conversion of debt	7/1/2011	Common
John Rossi	200,000,000	$ 0.0020	Services	7/5/2011	Common
Igor Plahuta	200,000,000	$ 0.0020	Services	7/5/2011	Common
Alan Fleming	55,000,000	$ 0.0020	Services	7/5/2011	Common
Jim Bennett	50,000,000	$ 0.0020	Services	7/5/2011	Common
Sabine Hohler Plahuta	50,000,000	$ 0.0020	Services	7/5/2011	Common
Guiseppina Sanna	50,000,000	$ 0.0020	Services	7/5/2011	Common
Grace Antonietta Rossi	20,000,000	$ 0.0020	Services	7/5/2011	Common
Luigi Esposito	10,000,000	$ 0.0020	Services	7/5/2011	Common
John Wright	10,000,000	$ 0.0020	Services	7/5/2011	Common
Denise Rose	5,000,000	$ 0.0020	Services	7/5/2011	Common
Carolina Kjellman	50,000,000	$ 0.0020	Services	7/5/2011	Common
Camillo Abrrescia	4,000,000	$ 0.0020	Services	7/5/2011	Common
Mirkala Bell	2,200,000	$ 0.0020	Services	7/5/2011	Common
Richard Kranitz	2,000,000	$ 0.0020	Services	7/5/2011	Common
John Leo Raneri	1,000,000	$ 0.0020	Services	7/5/2011	Common
Snja Merkel	1,000,000	$ 0.0020	Services	7/5/2011	Common
Ludwig Merkel	1,000,000	$ 0.0020	Services	7/5/2011	Common
Tania Farruggio	1,000,000	$ 0.0020	Services	7/5/2011	Common
Danila Natoli	1,000,000	$ 0.0020	Services	7/5/2011	Common
Carlos Vaqzques Saraza	1,000,000	$ 0.0020	Services	7/5/2011	Common
Kurt Ferner	1,000,000	$ 0.0020	Services	7/5/2011	Common
Curt Hansen	10,000,000	$ 0.0020	Services	7/5/2011	Common
John Pentony	1,000,000	$ 0.0020	Services	7/5/2011	Common
Norma Margaret Bishop	800,000	$ 0.0020	Services	7/5/2011	Common
Jajo Rappe	500,000	$ 0.0020	Services	7/5/2011	Common
Florian Braunfels	500,000	$ 0.0020	Services	7/5/2011	Common
Urseula Mueller Breitkreuz	500,000	$ 0.0020	Services	7/5/2011	Common
Rebeca Dutton	2,000,000	$ 0.0020	Services	7/5/2011	Common
Lorie Varkonda	1,000,000	$ 0.0020	Services	7/5/2011	Common
Robert Schepka	1,000,000	$ 0.0020	Services	7/5/2011	Common
Ken Riter	200,000	$ 0.0020	Services	7/5/2011	Common
Curt Hansen	11,428,998	$ 0.0026	Conversion of debt	7/5/2011	Common
Asher Enterpises	9,000,000	$ 0.0017	Conversion of debt	7/7/2011	Common
Asher Enterpises	4,600,000	$ 0.0004	Conversion of debt	7/11/2011	Common
Evolution Capital	15,000,000	$ 0.0034	Conversion of debt	7/26/2011	Common
Gotham Ventures, LLC	15,000,000	$ 0.0010	Conversion of debt	7/26/2011	Common
Curt Hansen	9,500,000	$ 0.0010	Conversion of debt	7/26/2011	Common
PSP Ventures	15,000,000	$ 0.0038	Services	8/1/2011	Common
Tangiers Investors, LP	26,666,667	$ 0.0010	Conversion of debt	8/3/2011	Common
Gotham Ventures, LLC	6,302,521	$ 0.0034	Conversion of debt	8/22/2011	Common
Evolution Capital	25,210,084	$ 0.0034	Conversion of debt	8/22/2011	Common
J Fenway LLC	10,000,000	$ 0.0040	Conversion of debt	8/29/2011	Common
Tangiers Investors, LP	30,000,000	$ 0.0023	Conversion of debt	8/31/2011	Common
Gotham Ventures, LLC	7,792,208	$ 0.0022	Conversion of debt	9/6/2011	Common
Tangiers Investors, LP	42,857,143	$ 0.0017	Conversion of debt	9/30/2011	Common

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

No.	Description	Location
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARB OIL & POWER, INC.

By

/s/ John Rossi
John Rossi
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 12, 2012