Form 10-Q/A
period 2011-09-30
GARB OIL & POWER CORP
filed 2012-03-28
CIK 798371

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

EXPLANATORY NOTE

Garb Oil & Power Corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on March 12, 2012, to correct an error in the information contained in the interactive data file submitted with the original filing.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II—OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished herewith with the SEC.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARB OIL & POWER, INC.

By

/s/ John Rossi
John Rossi
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 27, 2012

3