Form 10-K
period 2011-12-31
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-14859

GARB OIL & POWER CORPORATION

(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification. No.)

1185 Gooden Xing
Largo, FL	33778
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 573-6622

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $569,808.

The number of shares of issuer’s common stock outstanding as of February 26, 2015: 47,497,578,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Garb” are to the combined business of Garb Oil & Power Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Commission” refers to the Securities and Exchange Commission;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“former management” refers to following individuals, who collectively represent all of the Company’s directors and executive officers that resigned on August 21, 2013:

	O	John Rossi is the Company’s former Chief Executive Officer, President, Director, Principal Financial Officer and Principal Accounting Officer,

	O	Igor Plahuta is the Company’s former Chief Technology Officer and Director,

	O	Alan Fleming is the Company’s former Chief Operations Officer and Director; and

●	“current management” or “management of the Company” or “management” refers to the following individuals, who represent the directors and executive officers of the Company as of the date of this annual report on Form 10-K, and those officers and directors that were appointed on August 21, 2013, after former management resigned:

	O	Tammy Taylor is the Company’s current Chief Executive Officer, President, Director and Principal Financial Officer,

	O	M. Aimee Coleman is current Corporate Secretary and Principal Accounting Officer.

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

●	Our ability to continue as a going concern.

●	Our ability to achieve profitability and history of losses.

●	Our need for significant additional capital to fund our business plan.

●	Our ability to attract customers to our products.

●	Economic conditions that have an adverse effect on consumer and corporate spending.

●	Changes in applicable Federal and State manufacturing laws and regulations that have an adverse effect on our operations.

●	The market price for shares of our common stock has been and may continue to be highly volatile and the impact of penny stock rules on the liquidity of our common stock.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business

BUSINESS OVERVIEW

The Company has a long history in the fast growing industry of waste recycling and specifically related to waste-to-energy, upon which the Company is building. Garb is organized to utilize both next-generation machines and new technologies to vertically integrate into the waste refinement, recycling and energy industries. The current revised company emphasis (effective August 21, 2013) is in profitable new and “green” solutions for waste-to-energy, alternate energy sources, gas drilling, fuel enhancements, improving energy usage efficiency and utilizing recycled material in producing both useful and desirable products manufactured in its own plants. The Company’s use of its first industrial manufacturing property and equipment will be to manufacture wood pellets to be used as an alternate power fuel and for farm and agricultural applications. In addition, this manufacturing facility will utilize power saving technology including the use of recycled materials as fuel that will result in lower operating costs. Also, excess electricity will be generated that may be sold back to the power company, thereby generating an additional source of revenue.

HISTORY OF COMPANY

Garb Oil & Power Corporation (the “Company” or “Garb”) was incorporated in the State of Utah in 1972 under the name Autumn Day, Inc. The Company changed its name to Energy Corporation International in 1978 and to Garb-Oil Corporation of America in 1981, which marked the start of the Company’s development state in the energy and recycling industries. The Company changed its name to Garb Oil & Power Corporation in 1985 and then to Garb Corporation in May 2013. In February 2014, the Company changed its name back to Garb Oil & Power Corporation. The Company’s activities have consisted of raising capital and developing technology related to waste-to-energy electricity production, pyrolysis (extraction of oil, carbon, and steel from used tires), and recovery of used rubber from large off-the-road tires, repair and sale of used truck tires, sale of new truck tires and sale of industrial shredders.

Effective August 21, 2013, all of the Company’s former executive officers and directors resigned. Also effective August 21, 2013, following the resignation of the Company’s former management, Ms. Tammy Taylor was appointed as the Company’s Chief Executive Officer, President and Principal Financial Officer, and Ms. M. Aimee Coleman was appointed as the Company’s Corporate Secretary and Principal Accounting Officer. Ms. Taylor was also appointed as the Company’s sole director.

COMPANY SUBSIDIARIES

Resource Protection Systems GmBH

On October 27, 2009, the Company entered into an agreement to purchase Resource Protection Systems GmBH, a company organized and currently active under the laws of Germany (“RPS”). The purchase was for all outstanding shares, as well as for specified RPS assets and liabilities. As consideration, the Company paid the shareholders of RPS an aggregate of 27,829,291 shares of the Company’s common stock and options to purchase 100,000,000 shares of the Company’s common stock with an expiration date of November 1, 2014, and an exercise price equal to one-tenth of the closing ask price for 10 trading days prior to the exercise of the option. The options were contingent upon the Company increasing its authorized shares, which it did in March 2010. The RPS specified assets were not transferred to the Company and therefore the purchase was not fully consummated. All of the options expired on November 1, 2014 without being exercised.

On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The Company has been unable to determine whether Newview is currently active.

The Company’s auditor for 2009 and 2010 was also engaged by current management to audit years 2011 through 2014 and review the first three quarters of years 2012 through 2014.

The Company’s financial statements from the year ended December 31, 2009 through the quarter ended June 30, 2013 each contains its audited or reviewed, as the case may be, consolidated financial statements for the Company and its subsidiaries, which includes RPS consolidated financials that were converted into United States Dollars (USD). The Company has included RPS and Newview as Company subsidiaries and accounted for as entities under common control, since RPS, Newview, and the Company had common management during this period of time. As the transaction combines two commonly controlled entities that historically, prior to October 27, 2009, have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The former management left the Company during the quarter ended September 30, 2013 (on August 21, 2013). Therefore beginning with the quarter ended September 30, 2013, entities under common control ceased to exist since the Company did not have the same management as RPS and Newview and the Company’s financial statements omit the RPS and Newview financial statements.

Garb Global Services, Inc.

On January 24, 2014, the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI includes a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company. The cash portion is $44,868. The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock. In general, the CE Agreement is a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets, including complete customer database, shredder patents and recycle plant designs. In addition, the CE Agreement provides that the two ranking executive officers of both companies will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).

On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests have diverged and the Company and Shredderhotline have released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company.

OUR INDUSTRY

The industry in which Garb is operating is still in its maturing stages. Technological developments, the economic climate and the growing global awareness of waste as a possible raw material resource, have changed the recycling industry, placing demands on the industry for new products and for new solutions. Garb is dedicated to creating products that increases energy efficiency and reduces the carbon footprint while helping to preserve the environment. With its knowledge of solutions, its comprehensive product portfolio, its experience and, above all, with personnel and advisors who understand the industry, Garb will provide superior products and services into profitable solutions that will provide the Company with a competitive advantage in the market and do our part in making the world a greener place while passing cost savings on tour customers.

OUR MARKETS

Tires and Commercial Waste Shredders: Garb’s past has been resurrected by current management, new truck tires and commercial waste shredders. In addition, Garb is currently in the development stage to enter into the retread truck tire production and sales market.

Waste-to-Energy: Waste-to-energy is considered a renewable resource since its fuel source, garbage and other materials that have been destined to landfills, is sustainable and non-depletable. According to the U.S. Environmental Protection Agency, waste-to-energy is a “clean, reliable, renewable source of energy.”

In 2012, Americans generated about 251 million tons of trash and recycled and composted almost 87 million tons of this material, equivalent to a 34.5 percent recycling rate.

Opportunities abound in the recycling industry to produce power and Garb is developing this area.

Biomass and Alternate Fuels: The United States has been moving towards greater energy independence and the increase of clean renewable fuels. Biofuel is simple to use, biodegradable, nontoxic, and essentially free of sulfur and aromatics. Alternate energy sources can produce more net energy for less money than current technologies. Garb is currently pursuing multiple avenues in this growing arena.

Hemp and Medical Marijuana Paraphernalia: Within the cannabis industry, Garb has interest in the potential use of hemp as one of the raw materials utilized in the production of alternate fuels and energy. To further these endeavors, Garb has begun to create the Company’s first medical marijuana paraphernalia production operation in the State of Colorado.

PATENTS, TRADEMARKS AND PROPRIETARY DATA

The Company has received United States Patent No. 5,299,748 on the OTR Tire Disintegrator System design which expired April 5, 2011, Patent No. 5,590,838 which expired January 7, 2014 and patent number 6,015,105 which expires January 18, 2018. An additional patent improvement was granted in Canada on July 6, 1999 as Canadian Patent No. 2,178,326 which expires March 23, 2015.

EMPLOYEES

The Company’s President and CEO, Tammy Taylor, devotes 40 hours, or more, per week to the Company’s business. The Company’s Corporate Secretary, M. Aimee Coleman, devotes 10 hours, or more, per week to the Company’s business. All additional work is performed on a sub-contract basis.

Additional personnel will be required when the Company expands its business or enters into agreements for construction of waste-to-energy plants, waste-rubber plants or scrap plants. The Company does not anticipate problems in finding suitable additional personnel.

The Company believes its relationship with its employees to be good. The Company is not a party to any collective bargaining agreement.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2011 and 2010, the Company has not expended funds on research and development activities. Garb plans to grow its research and development budget to 8% of its revenue during 2015.

ENVIRONMENTAL REGULATION

Neither the Company nor its subsidiaries believe that any of its activities result in harmful discharge of pollutants in the air, water or soil.

Power plants to be built by the Company in the future utilizing tires as fuel will be required to comply with state and federal regulations regarding the discharge of pollutants into the atmosphere. The Company believes that the plants can comply with such regulations without material impact on the Company.

AVAILABLE INFORMATION

We are in the process of completing all applicable annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods beginning with the fiscal year ended December 31, 2011 through the fiscal year ended December 31, 2014. We will file current reports on Form 8-K, proxy statements and other reports as required after the Company becomes current pursuant to Sections 13(a) and 15(d) of the Exchange Act.

The public may read and copy any materials we file or furnish with the SEC at the SEC’s web site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2. Properties

The Company’s current executive offices are located at 1185 Gooden Xing, Bldg. C, Largo, FL under a lease to purchase agreement. The offices and warehouse consist of approximately 16,838 square feet. The purchase of the entire 55,785 square foot offices and warehouses space is expected to occur during the second quarter of 2015.

Item 3. Legal Proceedings

We are not a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted in The OTC Pink tier of the OTC Markets under the symbol of “GARB”.

The following table sets forth the range of high and low representative bid quotations for the periods indicated.

	High	Low
Fiscal Year 2011
First Quarter	$0.0085	$0.0017
Second Quarter	$0.0075	$0.0012
Third Quarter	$0.0075	$0.0014
Fourth Quarter	$0.0017	$0.0006

	High	Low
Fiscal Year 2010
First Quarter	$0.0600	$0.0050
Second Quarter	$0.0530	$0.0080
Third Quarter	$0.0125	$0.0027
Fourth Quarter	$0.0150	$0.0025

The foregoing OTC Market quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

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

Securities Authorized for Issuance under Compensation Plans

The Company has no equity compensation plans under which equity securities of the Company are authorized for issuance.

Sales of Unregistered Securities

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 26, 2011	Note Holder	2,857,143	$0.0036	$10,345	Conversion of Company debt	Common stock
February 1, 2011	Note Holder	6,000,000	$0.0051	$30,600	Conversion of Company debt	Common stock
February 2, 2011	Note Holder	5,720,000	$0.0060	$34,475	Conversion of Company debt	Common stock
February 2, 2011	Note Holder	5,720,000	$0.0025	$14,300	Conversion of Company debt	Common stock
February 3, 2011	Officer at time of issuance	29,287,500	$0.0010	$29,288	Conversion of Series B Preferred stock	Common stock
March 3, 2011	Note Holder	4,666,667	$0.0026	$12,069	Conversion of Company debt	Common stock
March 9, 2011	Note Holder	1,333,333	$0.0026	$3,448	Conversion of Company debt	Common stock
March 14, 2011	Note Holder	3,333,333	$0.0031	$10,345	Conversion of Company debt	Common stock
March 15, 2011	Note Holder	2,631,579	$0.0031	$8,621	Conversion of Company debt	Common stock
March 17, 2011	Note Holder	5,714,286	$0.0036	$20,690	Conversion of Company debt	Common stock
March 23, 2011	Note Holder	10,000,000	$0.0026	$26,000	Conversion of Company debt	Common stock
March 25, 2011	Note Holder	20,000,000	$0.0025	$50,670	Conversion of Company debt	Common stock
March 26, 2011	Note Holder	6,923,077	$0.0017	$12,075	Conversion of Company debt	Common stock
April 5, 2011	Officer at time of issuance	2,000,000	$0.0025	$5,000	Employee compensation	Common stock
April 15, 2011	Note Holder	7,000,000	$0.0022	$15,532	Conversion of Company debt	Common stock
June 7, 2011	Note Holder	11,250,000	$0.0014	$15,517	Conversion of Company debt	Common stock
June 10, 2011	Note Holder	7,500,000	$0.0014	$10,345	Conversion of Company debt	Common stock
June 13, 2011	Note Holder	7,500,000	$0.0021	$15,517	Conversion of Company debt	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
June 14, 2011	Note Holder	4,705,882	$0.0029	$13,793	Conversion of Company debt	Common stock
June 14, 2011	Note Holder	5,133,333	$0.0015	$7,759	Conversion of Company debt	Common stock
June 14, 2011	Note Holder	4,375,000	$0.0014	$6,034	Conversion of Company debt	Common stock
June 28, 2011	Note Holder	5,714,286	$0.0024	$13,793	Conversion of Company debt	Common stock
June 28, 2011	Note Holder	6,153,846	$0.0022	$13,793	Conversion of Company debt	Common stock
June 29, 2011	Note Holder	7,692,308	$0.0022	$17,241	Conversion of Company debt	Common stock
June 29, 2011	Note Holder	2,000,000	$0.0022	$4,438	Conversion of Company debt	Common stock
June 30, 2011	Note Holder	10,000,000	$0.0025	$25,000	Conversion of Company debt	Common stock
June 30, 2011	Note Holder	10,000,000	$0.0025	$25,000	Conversion of Company debt	Common stock
July 1, 2011	Note Holder	7,500,000	$0.0021	$15,517	Conversion of Company debt	Common stock
July 5, 2011	Unaffiliated party	4,000,000	$0.0020	$8,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	50,000,000	$0.0020	$100,000	Services	Common stock
July 5, 2011	Unaffiliated party	10,000,000	$0.0020	$20,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	5,000,000	$0.0020	$10,000	Services	Common stock
July 5, 2011	Unaffiliated party	500,000	$0.0020	$1,000	Services	Common stock
July 5, 2011	Unaffiliated party	20,000,000	$0.0020	$40,000	Services	Common stock
July 5, 2011	Unaffiliated party	50,000,000	$0.0020	$100,000	Services	Common stock
July 5, 2011	Unaffiliated party	500,000	$0.0020	$1,000	Services	Common stock
July 5, 2011	Unaffiliated party	50,000,000	$0.0020	$100,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	10,000,000	$0.0020	$20,000	Services	Common stock
July 5, 2011	Unaffiliated party	200,000	$0.0020	$400	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	10,000,000	$0.0020	$20,000	Services	Common stock
July 5, 2011	Unaffiliated party	2,200,000	$0.0020	$4,400	Services	Common stock
July 5, 2011	Unaffiliated party	800,000	$0.0020	$1,600	Services	Common stock
July 5, 2011	Unaffiliated party	2,000,000	$0.0020	$4,000	Services	Common stock
July 5, 2011	Unaffiliated party	2,000,000	$0.0020	$4,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	50,000,000	$0.0020	$100,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	1,000,000	$0.0020	$2,000	Services	Common stock
July 5, 2011	Unaffiliated party	500,000	$0.0020	$1,000	Services	Common stock
July 5, 2011	Officer at time of issuance	55,000,000	$0.0020	$110,000	Employee compensation	Common stock
July 5, 2011	Officer at time of issuance	200,000,000	$0.0020	$400,000	Employee compensation	Common stock
July 5, 2011	Officer at time of issuance	200,000,000	$0.0020	$400,000	Employee compensation	Common stock
July 5, 2011	Note Holder	11,428,571	$0.0026	$29,714	Conversion of Company debt	Common stock
July 7, 2011	Note Holder	9,000,000	$0.0017	$15,517	Conversion of Company debt	Common stock
July 11, 2011	Note Holder	4,600,000	$0.0004	$1,724	Conversion of Company debt	Common stock
July 26, 2011	Note Holder	9,500,000	$0.0019	$18,050	Conversion of Company debt	Common stock
July 26, 2011	Note Holder	15,000,000	$0.0019	$28,500	Conversion of Company debt	Common stock
July 26, 2011	Note Holder	15,000,000	$0.0019	$28,500	Conversion of Company debt	Common stock
August 3, 2011	Note Holder	26,666,667	$0.0040	$106,667	Conversion of Company debt	Common stock
August 5, 2011	Unaffiliated party	15,000,000	$0.0038	$57,000	Services	Common stock
August 22, 2011	Note Holder	25,210,084	$0.0034	$85,714	Conversion of Company debt	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
August 29, 2011	Note Holder	10,000,000	$0.0040	$40,000	Conversion of Company debt	Common stock
August 31, 2011	Note Holder	30,000,000	$0.0023	$69,000	Conversion of Company debt	Common stock
September 6, 2011	Note Holder	7,792,208	$0.0022	$17,143	Conversion of Company debt	Common stock
September 27, 2011	Unaffiliated party	5,000,000	$0.0018	$9,000	Services	Common stock
September 27, 2011	Unaffiliated party	10,000,000	$0.0018	$18,000	Services	Common stock
September 27, 2011	Unaffiliated party	10,000,000	$0.0018	$18,000	Services	Common stock
September 27, 2011	Unaffiliated party	10,000,000	$0.0018	$18,000	Services	Common stock
September 27, 2011	Unaffiliated party	10,000,000	$0.0018	$18,000	Services	Common stock
September 27, 2011	Unaffiliated party	10,000,000	$0.0018	$18,000	Services	Common stock
September 27, 2011	Unaffiliated party	10,000,000	$0.0018	$18,000	Services	Common stock
September 30, 2011	Note Holder	42,857,143	$0.0017	$72,857	Conversion of Company debt	Common stock
October 3, 2011	Note Holder	33,333,333	$0.0015	$50,000	Conversion of Company debt	Common stock
October 14, 2011	Note Holder	50,000,000	$0.0009	$45,000	Conversion of Company debt	Common stock
October 20, 2011	Note Holder	6,250,000	$0.0009	$5,625	Conversion of Company debt	Common stock
October 21, 2011	Vendor	1,000,000	$0.0010	$1,000	Conversion of Accounts Payable	Common stock
October 26, 2011	Note Holder	24,715,792	$0.0008	$19,773	Conversion of Company debt	Common stock
October 31, 2011	Note Holder	56,250,000	$0.0009	$50,625	Conversion of Company debt	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
November 7, 2011	Note Holder	20,500,000	$0.0008	$16,400	Conversion of Company debt	Common stock
November 7, 2011	Note Holder	20,500,000	$0.0008	$16,400	Conversion of Company debt	Common stock
November 15, 2011	Note Holder	41,000,000	$0.0009	$36,900	Conversion of Company debt	Common stock
November 28, 2011	Unaffiliated party	10,000,000	$0.0008	$8,000	Services	Common stock
November 30, 2011	Note Holder	30,000,000	$0.0007	$21,000	Conversion of Company debt	Common stock
November 30, 2011	Note Holder	11,000,000	$0.0007	$7,700	Conversion of Company debt	Common stock
December 6, 2011	Note Holder	41,000,000	$0.0007	$28,700	Conversion of Company debt	Common stock
December 22, 2011	Note Holder	20,500,000	$0.0007	$14,350	Conversion of Company debt	Common stock
December 22, 2011	Assignee of Note Holder	20,500,000	$0.0007	$14,350	Conversion of Company debt	Common stock
December 23, 2011	Note Holder	41,000,000	$0.0008	$32,800	Conversion of Company debt	Common stock
December 23, 2011	Note Holder	41,000,000	$0.0008	$32,800	Conversion of Company debt	Common stock
December 28, 2011	Unaffiliated party	20,000,000	$0.0020	$40,500	Services	Common stock
December 29, 2011	Note Holder	40,816,632	$0.0008	$32,653	Conversion of Company debt	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 13, 2010	Officer at time of issuance	7,000,000	$0.0350	$245,000	Conversion of Company debt	Common stock
January 14, 2010	Unaffiliated party	500,000	$0.0350	$17,500	Services	Common stock
January 14, 2010	Unaffiliated party	50,000	$0.1000	$5,000	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
January 15, 2010	Unaffiliated party	50,000	$0.0350	$1,750	Services	Common stock
March 11, 2010	Officers at time of issuance	2	$67,395.00	$134,790	Employee compensation	Series A Preferred stock
March 26, 2010	Officer at time of issuance	1,000,000	$0.0420	$42,000	Employee compensation	Common stock
March 26, 2010	Officer at time of issuance	1,875,000	$0.0067	$12,500	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
March 26, 2010	Officer at time of issuance	750,000	$0.0067	$5,000	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
April 1, 2010	Unaffiliated party	500,000	$0.0450	$22,500	Services	Common stock
April 14, 2010	Officer at time of issuance	17,130	$5.0000	$85,650	Employee compensation	Series B Preferred stock
April 27, 2010	Unaffiliated party	1,219	$2.5000	$3,048	Services	Series B Preferred stock
May 2, 2010	Unaffiliated party	75,000	$2.5000	$187,500	Services	Series B Preferred stock
May 7, 2010	Note Holder	13,456	$5.0001	$67,281	Conversion of Company debt	Series B Preferred stock
May 12, 2010	Unaffiliated party	50,000	$0.0300	$1,500	Services	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
May 12, 2010	Unaffiliated party	50,000	$0.0300	$1,500	Services	Common stock
May 12, 2010	Unaffiliated party	50,000	$0.0300	$1,500	Services	Common stock
May 12, 2010	Unaffiliated party	8,000	$2.5000	$20,000	Services	Series B Preferred stock
May 12, 2010	Unaffiliated party	1,000	$2.5000	$2,500	Services	Series B Preferred stock
May 12, 2010	Unaffiliated party	1,000	$2.5000	$2,500	Services	Series B Preferred stock
May 12, 2010	Officer at time of issuance	11,715	$2.5000	$29,288	Employee expense reimbursement	Series B Preferred stock
May 12, 2010	Unaffiliated party	10,740	$2.5000	$26,850	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
May 12, 2010	Unaffiliated party	1,460	$2.5000	$3,650	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
May 12, 2010	Unaffiliated party	1,280	$2.5000	$3,200	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
May 12, 2010	Unaffiliated party	120	$2.5000	$300	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
May 13, 2010	Officer at time of issuance	6,469,187	$0.0300	$194,076	Conversion of Company debt	Common stock

Sales of Unregistered Securities (continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
May 13, 2010	Unaffiliated party	18,290,155	$0.0300	$548,705	Conversion of Company debt	Common stock
May 13, 2010	Unaffiliated party	11,100	$2.2523	$25,000	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
May 13, 2010	Unaffiliated party	184	$2.3478	$432	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
May 20, 2010	Note Holder	9,593	$4.4545	$42,732	Conversion of Company debt	Series B Preferred stock
May 20, 2010	Note Holder	40,407	$4.4547	$180,000	Conversion of Company debt	Series B Preferred stock
June 17, 2010	Unaffiliated party	2,500,000	$0.0040	$10,000	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
July 7, 2010	Unaffiliated party	1,600	$2.5000	$4,000	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
October 1, 2010	Unaffiliated party	6,500,000	$0.0070	$45,500	Services	Common stock
October 14, 2010	Note Holder	1,562,500	$0.0055	$8,621	Conversion of Company debt	Common stock

These shares were issued in reliance on exemptions form registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Management Overview

Effective August 21, 2013, all of the Company’s former executive officers and directors resigned. Also effective August 21, 2013, following the resignation of the Company’s former management, Ms. Tammy Taylor was appointed as the Company’s Chief Executive Officer, President and Principal Financial Officer, and Ms. M. Aimee Coleman was appointed as the Company’s Corporate Secretary and Principal Accounting Officer. Ms. Taylor was also appointed as the Company’s sole director.

Current management of the Company is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of new truck tires and commercial waste shredders and is developing waste-to-energy, biomass alternate fuels including hemp and medical marijuana paraphernalia manufacturing operations. The Company continues to pursue financing to build and operate its own manufacturing plants. We believe that our current Company personnel and advisors have the necessary industry expertise and marketing skills to implement our current business model.

Results of Operations

Comparison of the Year Ended December 31, 2011 and 2010

Revenues

During the years ended December 31, 2011 and 2010, the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses increased $946,314 to $3,272,314 for the year ended December 31, 2011, from $2,341,000 for the year ended December 31, 2010. The increase was primarily related to $1,010,000 in employee bonuses as non-cash stock based compensation expense related to common shares issued in July 2011. In addition, bad debts expense increased $145,750 for accounts receivable related to cash received by Company officers without supportive cash receipts, travel expenses increased $144,022 and promotion expense increased $136,948. These increases were partially offset by a decrease in consulting fees of $436,010.

Interest Expense

Interest expense was $681,035 and $695,206 for the years ended December 31, 2011 and 2010, respectively. The decrease in expense was primarily due to an improved mix of interest terms.

Loss on Conversion of Debt and Settlement of Accrued Interest

Loss on conversion of debt and settlement of accrued interest was $582,605 and $360,921 for the years ended December 31, 2011 and 2010, respectively. This is a non-cash expense reported on the statements of operations. The increase in expense was primarily due to an overall increase in the conversion of debt and settlement of accrued interest below the average market value of the Company stock at the time the shares were issued.

Gain (Loss) on Sale of Investment

Gain (loss) on sale of investment was $0 and $190,589 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 the Company did not have sales of investments which resulted in no gain or loss on sale of investments.

Net Loss

Comprehensive loss was $4,532,677 and $3,260,753 for the years ended December 31, 2011 and 2010, respectively. Net loss was attributable to a lack of revenue, together with increased general and administrative expenses, and loss on conversion of debt and settlement of accrued interest, as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. It also has a working capital and stockholders’ deficit of $5,518,113 and $4,311,281, respectively, at December 31, 2011 and December 31, 2010.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of December 31, 2011, the Company’s total liabilities were $5,542,243, with a working capital deficit of $5,518,112. See Note 4 – Related Party Transactions, Note 6 – Commitments to Date and Note 8 – Notes Payable of the Company’s financial statements appearing elsewhere in this annual report on Form 10-K.

Net cash used in operating activities was ($268,016) and ($399,345) for the years ended December 31, 2011 and 2010, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was ($3,997) and $109,645 for the years ended December 31, 2011 and 2010, respectively. The lower cash used in investing activities during the year ended December 31, 2011 occurred since the Company did not use cash that was received for investing activities.

Net cash provided by financing activities was $242,300 and $206,300 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we received cash of $242,300 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2011 and 2010, the Company has incurred a net loss of $4,532,677 and $3,260,753, respectively, and as of December 31, 2011, the Company’s accumulated deficit was $8,642,209. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

There is no assurance that the Company will be able to obtain additional cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains confident that transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-37 of this annual report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Garb Oil & Power Corporation

Largo, Florida

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 24, 2015

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$17,544	$2
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	133,506
Total current assets	17,544	133,508
Property and equipment, net	6,587	3,606

Total assets	$24,131	$137,114

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$-	$91,585
Accounts payable and accrued expenses	723,668	660,674
Related party payable	281,082	366,203
Notes payable	1,654,545	1,444,064
Accrued interest	1,303,569	961,715
Wage and payroll taxes payable	1,442,332	781,473
Income taxes payable	121,131	126,257
Total current liabilities	5,526,327	4,431,971

Deferred tax liabilities	15,916	16,424
Total long-term liabilities	15,916	16,424

Total liabilities	5,542,243	4,448,395

Stockholders’ Deficit:
Class A preferred as of December 31, 2011; ($.0001 par value) 1,000,000 shares authorized, 2 shares outstanding as of December 31, 2011 and 2 shares outstanding as of December 31, 2010	-	-
Class B preferred as of December 31, 2011; ($2.50 par value) 10,000,000 shares authorized, 193,289 shares outstanding as of December 31, 2011 and 205,004 shares issued and outstanding as of December 31, 2010	483,222	512,510
Common stock as of December 31, 2011; (no par value) 50,000,000,000 shares authorized, 1,878,278,845 shares outstanding at December 31, 2011 and 126,446,842 shares outstanding at December 31, 2010	2,209,651	(1,101,548)
Preferred Class A additional paid in capital	134,790	134,790
Preferred Class B additional paid in capital	171,448	171,448
Accumulated other comprehensive income	159,389	112,177
Accumulated deficit	(8,642,209)	(4,109,532)
Total Garb Oil & Power stockholders’ deficit	(5,483,709)	(4,280,155)
Non-controlling interest	(34,403)	(31,126)
Total stockholders’ deficit	(5,518,112)	(4,311,281)
Total liabilities and stockholders’ deficit	$24,131	$137,114

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2010
OPERATING EXPENSES
Selling, general and administrative	$3,272,314	$2,341,000
Total Operating Expenses	3,272,314	2,341,000

LOSS FROM OPERATIONS	(3,272,314)	(2,341,000)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(582,605)	(360,921)
Gain on sale of investment	-	190,589
Other income (loss)	-	(4,468)
Interest expense	(681,035)	(695,206)
Total Other Income (Expense)	(1,263,640)	(870,006)
LOSS BEFORE INCOME TAXES	(4,535,954)	(3,211,006)
PROVISION (BENEFIT) FOR INCOME TAXES	-	17,933

LOSS BEFORE NON-CONTROLLING INTEREST	(4,535,954)	(3,228,939)
Net Income (loss) attributable to non-controlling interest	3,277	16,816

LOSS ATTRIBUTABLE TO GARB OIL & POWER	(4,532,677)	(3,212,123)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	60,788
TOTAL COMPREHENSIVE LOSS	(4,532,677)	(3,272,911)
Comprehensive income (loss) attributable to non-controlling interest	-	(12,158)
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(4,532,677)	$(3,260,753)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	(0.01)	(0.03)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	796,906,387	105,842,818

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock - A			Preferred Stock - B			Common Stock		Accumulated		Total
	($.0001 par value)			($2.50 par value)			(no par value)		Other		GARB	Non	Total
		Par	APIC		Par	APIC			Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Amount	Shares	Amount	Amount	Shares	Amount	Income	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2009	-	$-	$-	-	$-	$-	79,250,000	$(4,581,700)	$51,389	$(897,409)	$(5,427,720)	$(14,310)	$(5,442,030)
Acquisition of Newview S.L.	-	-	-	-	-	-	-	(870,720)	-	-	(870,720)	-	(870,720)
Common shares issued for services	-	-	-	-	-	-	2,200,000	88,250	-	-	88,250	-	88,250
Contributed Services	-	-	-	-	-	-	-	24,324	-	-	24,324	-	24,324
Prepaid expenses	-	-	-	-	-	-	6,500,000	45,500	-	-	45,500	-	45,500
Common shares issued for cash	-	-	-	-	-	-	5,175,000	32,500	-	-	32,500	-	32,500
Common shares issued for debt	-	-	-	-	-	-	26,321,842	750,398	-	-	750,398	-	750,398
Common shares issued for accrued interest	-	-	-	-	-	-	7,000,000	245,000	-	-	245,000	-	245,000
Class A preferred shares issued for debt	2	-	134,790	-	-	-	-	-	-	-	134,790	-	134,790
Class B preferred shares issued for cash	-	-	-	26,484	66,210	(2,777)	-	-	-	-	63,433	-	63,433
Class B preferred shares issued for services	-	-	-	97,934	244,835	1	-	-	-	-	244,836	-	244,836
Class B preferred shares issued for debt	-	-	-	80,586	201,465	174,224	-	-	-	-	375,689	-	375,689
Reclassification of Stock Options payable due to increase in authorized shares	-	-	-	-	-	-	-	3,150,000	-	-	3,150,000	-	3,150,000
Stock Option Expense	-	-	-	-	-	-	-	14,900	-	-	14,900	-	14,900
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	60,788	-	60,788	-	60,788
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(3,212,123)	(3,212,123)	(16,816)	(3,228,939)
Balance, December 31, 2010	2	-	134,790	205,004	512,510	171,448	126,446,842	(1,101,548)	112,177	(4,109,532)	(4,280,155)	(31,126)	(4,311,281)
Common shares issued for services from outside parties	-	-	-	-	-	-	340,700,000	657,300	-	-	657,300	-	657,300
Common shares issued for employees compensation	-	-	-	-	-	-	505,000,000	1,010,000	-	-	1,010,000	-	1,010,000
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	706,295,378	1,067,351	-	-	1,067,351	-	1,067,351
Common shares issued for settlement of accounts payable	-	-	-	-	-	-	170,549,125	171,022	-	-	171,022	-	171,022
Common shares issued for converting class B preferred shares	-	-	-	(11,715)	(29,288)	-	29,287,500	29,288	-	-	-	-	-
Debt discount	-	-	-	-	-	-	-	376,238	-	-	376,238	-	376,238
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	47,212	-	47,212	-	47,212
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(4,532,677)	(4,532,677)	(3,277)	(4,535,954)
Balance, December 31, 2011	2	$-	$134,790	193,289	$483,222	$171,448	1,878,278,845	$2,209,651	$159,389	$(8,642,209)	$(5,483,709)	$(34,403)	$(5,518,112)

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,532,677)	$(3,212,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	(3,277)	(16,816)
Depreciation expense	973	6,590
Debt issued for services	634,653	500,000
Contributed services	-	24,324
Common stock issued for services	657,300	333,086
Common stock issued for employees compensation	1,010,000	-
Loss on extinguishment of debt	582,605	360,921
Interest expense on beneficial conversion of debt	-	245,000
Gain on sale of investment	-	(190,590)
Loss on disposition of assets	-	25,976
Stock option expense	-	14,900
Amortization of debt discount	291,470	-
Loan fees	-	201,046
Bad debt expense	145,750	-
Changes in operating assets and liabilities:
Accounts receivable	(145,750)	25,105
Prepaid expenses and other current assets	133,506	(5,059)
Accounts payable and accrued expenses	115,924	562,388
Accrued interest	362,988	183,829
Related party payable	(85,121)	(59,502)
Wages and payroll taxes payable	660,859	572,520
Income taxes payable	(5,634)	8,377
Net cash used in operating activities	(176,431)	(420,027)

Cash flows from investing activities:
Proceeds from sale of investment	-	109,645
Purchases of property, plant and equipment	(3,997)	-
Net cash used in investing activities	(3,997)	109,645

Cash flows from financing activities:
Proceeds from notes payable	242,300	136,902
Payments on notes payable - related parties	-	(84,120)
Proceeds from notes payable - related parties	-	57,585
Cash received on issuances of common stock	-	15,000
Cash received on issuances of common stock - related parties	-	17,500
Cash received on issuances of Class B preferred stock - related parties	-	63,433
Bank overdraft	(91,585)	20,682
Net cash provided by financing activities	150,715	226,982
Net increase (decrease) in cash	(29,713)	(83,400)
Effect of exchange rate changes on cash	47,255	63,745
Cash at beginning of period	2	19,657
Cash at end of period	$17,544	$2

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$389,930	$4,206
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$580,051	$389,477
Debt discount	$376,238	$-
Class A preferred shares issued for debt	$-	$134,790
Class B preferred shares issued for debt	$-	$375,689
Common shares issued for settlement of accounts payable	$52,929	$-
Reclassification of stock options payable	$-	$3,150,000
Common shares issued for prepaid expenses	$-	$45,500
Common shares issued for accrued compensation	$-	$115,988
Common shares issued for converting Class B preferred shares	$29,288	$-
Acquisition of Newview S.L.	$-	$(870,720)
Reclassification of accounts payable to notes payable	$-	$43,217

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Forward

The Notes to Consolidated Financial Statements contain disclosures relating primarily to the fiscal periods stated above for the Consolidated Financial Statements. In addition, Notes containing select subsequent event disclosures have the words “To Date” added to their title and Note 12 –Subsequent Events makes this reference. Subsequent Notes to Consolidated Financial Statements will fully disclose for the fiscal period to which they apply.

“Former management” refers to prior Company management who were managing the Company until August 21, 2013. “Current management” refers to current Company management who have managed the Company since August 21, 2013.

Note 1 – Organization and Summary of Significant Accounting Principles

a. Organization To Date

Garb Oil & Power Corporation (the “Company” or “Garb”) was incorporated in the State of Utah in 1972 under the name Autumn Day, Inc. The Company changed its name to Energy Corporation International in 1978 and to Garb-Oil Corporation of America in 1981, which marked the start of the Company’s development state in the energy and recycling industries. The Company changed its name to Garb Oil & Power Corporation in 1985 and then to Garb Corporation in May 2013. In February 2014, the Company changed its name back to Garb Oil & Power Corporation.

The Company has a long history in the fast growing industry of waste recycling and specifically related to waste-to-energy, upon which the Company is building. Garb is organized to utilize both next-generation machines and new technologies to vertically integrate into the waste refinement, recycling and energy industries. The current revised company emphasis (effective August 21, 2013) is in profitable new and “green” solutions for waste-to-energy, alternate energy sources, gas drilling, fuel enhancements, improving energy usage efficiency and utilizing recycled material in producing both useful and desirable products manufactured in its own plants. The Company’s use of its first industrial manufacturing property and equipment will be to manufacture wood pellets to be used as an alternate power fuel and for farm and agricultural applications. In addition, this manufacturing facility will utilize power saving technology including the use of recycled materials as fuel that will result in lower operating costs. Also, excess electricity will be generated that may be sold back to the power company, thereby generating an additional source of revenue.

Effective August 21, 2013, all of the Company’s former executive officers and directors resigned. Also effective August 21, 2013, following the resignation of the Company’s former management, Ms. Tammy Taylor was appointed as the Company’s Chief Executive Officer, President and Principal Financial Officer, and Ms. M. Aimee Coleman was appointed as the Company’s Corporate Secretary and Principal Accounting Officer. Ms. Taylor was also appointed as the Company’s sole director.

COMPANY SUBSIDIARIES TO DATE

Resource Protection Systems GmBH

On October 27, 2009, the Company entered into an agreement to purchase Resource Protection Systems GmBH, a company organized and currently active under the laws of Germany (“RPS”). The purchase was for all outstanding shares, as well as for specified RPS assets and liabilities. As consideration, the Company paid the shareholders of RPS an aggregate of 27,829,291 shares of the Company’s common stock and options to purchase 100,000,000 shares of the Company’s common stock with an expiration date of November 1, 2014, and an exercise price equal to one-tenth of the closing ask price for 10 trading days prior to the exercise of the option. The options were contingent upon the Company increasing its authorized shares, which it did in March 2010.The RPS specified assets were not transferred to the Company and therefore the purchase was not fully consummated. All of the options expired on November 1, 2014 without being exercised.

On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The Company has been unable to determine whether Newview is currently active.

The Company’s financial statements from the year ended December 31, 2009 through the quarter ended June 30, 2013 each contains its audited or reviewed consolidated financial statements for the Company and its subsidiaries which includes RPS consolidated financials that were converted into United States Dollars (USD). The Company has included RPS and Newview as Company subsidiaries, accounted for as entities under common control, since RPS, Newview, and the Company had common management during this period of time. As the transaction combines two commonly controlled entities that historically prior to October 27, 2009 have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. Since the former management left the Company during the quarter ended September 30, 2013 (on August 21, 2013) the Company’s financial statements beginning with the quarter ended September 30, 2013 omits the RPS and Newview financial statements.

Garb Global Services, Inc.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI includes a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company. The cash portion is $44,868. The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock. In general, the CE Agreement is a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets including complete customers database, shredder patents and recycle plant designs. In addition, the CE Agreement provides that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).

On November 18, 2014, the Company and Shredderhotline have mutually determined that their business interests have diverged and the Company and Shredderhotline have released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2011 and 2010, the Company has incurred a net loss of $4,532,677 and $3,260,753, respectively, and as of December 31, 2011, the Company’s accumulated deficit was $8,642,209. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

There is no assurance that the Company will be able to obtain additional cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains confident that transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

d. Principles of Consolidation To Date

The consolidated financial statements include the accounts of Garb and its subsidiaries, RPS (entity under common control from October 27, 2009 through August 21, 2013), Newview (80% owned by RPS) and Garb Global (100% owned since February 12, 2014). All significant intercompany accounts and transactions have been eliminated in consolidation.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to thirty nine years. Leases determined to be capital leases are classified as being owned by the Company and recorded accordingly. Depreciation expense for the years ended December 31, 2011 and 2010 was $973 and $6,590, respectively.

The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

f. Revenue Recognition To Date

Revenue is recognized when the following criteria are met: 1. persuasive evidence of an arrangement exists, which is generally in the form of a signed contract which specifies a fixed price, 2. the sales amount is determinable, 3. when title is transferred, which is when goods shipped to the customer has been received and accepted or services have been rendered, and 4. collection is reasonably assured. In the past the Company has engaged in product sales and consulting activities, but during the financial reporting period covered by these notes to financials did not have product or consulting revenues.

g. Accounts Receivable/Allowance for Bad Debt

The Company’s allowance for uncollectible accounts receivable is based on its historical bad debt experience and on current management’s evaluation of its ability to collect individual outstanding balances. The Company had $145,750 and $0 allowance for doubtful accounts as of December 31, 2011 and 2010 respectively. (Also see Note 4 – Related Party Transactions.)

h. Advertising Costs

The Company expenses all advertising costs as incurred. The Company recorded $4,921 and $0 advertising expense for the years ending December 31, 2011 and 2010 respectively.

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31,
	2011	2010
Comprehensive loss (numerator)	$(4,532,677)	$(3,260,753)
Weighted average shares outstanding (denominator)	796,906,387	105,842,818
Basic loss per share	$(0.01)	$(0.03)

For the year ended December 31, 2011 and 2010, the Company had no common stock equivalents that are excluded from the computation of diluted earnings per share as their effect is anti-dilutive due to net losses.

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on available market information for the year ended December 31, 2011. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

The Company had no customers whose sales were greater than 10% for the years ended December 31, 2011 and December 31, 2010, respectively.

The Company’s December 31, 2011 and 2010 accounts receivable was due entirely from two and zero other entities, respectively. (Also see Note 4 – Related Party Transactions.)

As the Company had no revenues for the year ending December 31, 2011, there is no concentration of credit risk.

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

n. Foreign Currency

The financial statements of the Company’s reported foreign subsidiaries are measured using the local currency, the euro, as the functional currency. All assets and liabilities are translated into U.S. Dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Equity transactions are translated at historical rates at the time of the transactions. Gains and losses resulting from these translations are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

o. Recent Accounting Standards

The Company does not expect the adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations or cash flows.

Note 2 – Acquisitions To Date

Newview, S.L.

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview S.L. The Company purchased Newview since it held certain proprietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta was a Company Director and 100% owner of Newview. The Company has been unable to determine whether Newview is currently active.

The total maximum consideration that was to be paid to Mr. Plahuta for the Newview Acquisition was €600,000 ($870,000), including cancellation of indebtedness owed by Mr. Plahuta to RPS of €300,000 ($435,000), cash up to €150,000 ($217,000) from the sale of a 47% participation in Sistema Proteccion Recursos, a company organized under the laws of Spain when RPS consummates such sale and receives payment, and cash up to €150,000 ($217,000) from profits of RPS based on a percent of gross sales of RPS during a certain period. Other than the cancellation of indebtedness, none of the consideration for the purchase was paid. RPS had $0 gross sales (revenues) from October 27, 2009 until August 21, 2013 – the time period during which the Company and RPS had common management.

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

eWaste USA, Inc.

On March 24, 2010, the Company, along with Soil Remediation Inc. (“SRI”), Steel Valley Design Inc., LMW Holding Company Inc., Odyssey Environmental LLC, Robert D. Carcelli, Inc., Liberian Holding Corporation, Inc., and Three C’s Distributing, Inc. (collectively, the “eWaste Founders”) formed eWaste USA, Inc., a Delaware corporation, (“eWaste”) with the intent of building, owning and managing ten e-scrap (e-waste) plants on the East Coast of the United States. John Rossi, the prior President and Chief Executive Officer of the Company, was the Chairman and Chief Executive Officer of eWaste. In September 2010 per the mutual agreement of the eWaste founders, eWaste USA, Inc. was dissolved. There was no activity in the entity prior to its dissolution.

Garb Global Services, Inc.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI includes a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company. The cash portion is $44,868. The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock. In general, the CE Agreement is a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets including complete customers database, shredder patents and recycle plant designs. In addition, the CE Agreement provides that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests have diverged and the Company and Shredderhotline have released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company

Note 3 – Property And Equipment

The major classes of equipment as of December 31, 2011 and 2010 are as follows:

			Estimated
			Service Lives
	December 31, 2011	December 31, 2010	in Years
Office equipment & furniture	$34,452	$30,498	3-7

Total property and equipment	34,452	30,498

Less accumulated depreciation	(27,865)	(26,892)

Property and equipment, net	$6,587	$3,606

Note 4 – Related Party Transactions

During the years ended December 31, 2011 and 2010, the company accrued $660,000 and $595,000 in salaries to managers and directors of the Company. During the year ended December 31, 2011 and 2010, related party payable decreased $85,121 and decreased $48,926, respectively.

In March 2010, the Company entered into a Stock Purchase Agreement with John Rossi and Igor Plahuta for the sale and issuance of one (1) share of Class A Preferred Stock to each of Mr. Rossi and Mr. Plahuta (the “Class A Issuance”). The shares were issued in satisfaction of $134,790 (€100,000) owed by the Company to Mr. Rossi and Mr. Plahuta.

In May 2010, the Company approved the issuance of an aggregate of 23,198 shares of Class B Preferred Stock to former officers of the Company in satisfaction of accrued wages of $115,988.

In May 2010, the Company approved the issuance of 11,715 shares of Class B Preferred Stock to Alan Fleming in satisfaction of $29,286 owed for expense reimbursement. In February 2011, Alan Fleming converted the 11,715 shares of Class B Preferred Stock to 29,287,500 shares of Common Stock at the conversion rate of $0.001.

In May 2010, the Company approved the issuance of 7,389 shares of Class B Preferred Stock to former officers of the Company, for forgiveness of $36,943 of debt.

In May 2010, the Company approved the issuance of 10,625,000 shares of Common Stock to John Rossi. 2,625,000 shares were for replacement of shares of Common Stock sold to third parties to raise capital for the Company, 7,000,000 shares was for interest expense of $245,000 and 1,000,000 shares were for services valued at $42,000.

In May 2010, the Company approved the issuance of 18,290,155 shares of Common Stock to an entity owned by a former Officer and Director of the Company for forgiveness of $274,352 of debt. Since the Company issued the shares at a discount to the market price on the date of issuance it recognized $274,352 as a loss on forgiveness of debt.

In May 2010, the Company approved the issuance of 50,000 shares of Class B Preferred Stock to a related party of the Company for forgiveness of $222,734 of debt.

In February 2011, Alan Fleming converted the 11,715 shares of Class B Preferred Stock received in May 2010 to 29,287,500 shares of common stock using a stated conversion rate of $.001.

In April 2011, the Company approved the issuance of 2,000,000 shares of Common Stock to Igor Plahuta for services of $6,000.

In July 2011, the Company approved the issuance of 55,000,000 shares of Common Stock to Alan Fleming for services of $110,000.

In July 2011, the Company approved the issuance of 50,000,000 shares of Common Stock to Carolina Kjellman for services of $100,000.

In July 2011, the Company approved the issuance of 200,000,000 shares of Common Stock to Igor Plahuta for services of $400,000.

In July 2011, the Company approved the issuance of 200,000,000 shares of Common Stock to John Rossi for services of $400,000.

During the years ended December 31, 2011 and 2010 officers of the company contributed services amounting to $0 and $24,324, respectively. These amounts have been charged to additional paid-in capital.

Related party payable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Accounts payable to a related parties, due on demand, no interest, unsecured	$50,556	$54,049

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	230,526	312,154

Total	$281,082	$366,203

As of December 31, 2011 and 2010, accounts receivable related to cash received by management without supportive cash receipts was $145,750 and $0 respectively. As of December 31, 2011 and 2010, allowances for bad debt was $145,750 and $0 respectively, resulting in net accounts receivable from related party balances as of December 31, 2011 and 2010 as $0 and $0 respectively.

Note 5 – Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Deferred tax assets:
NOL carryover	$2,348,400	$1,792,000
Allowance for doubtful accounts	56,800	-
Accrued wages	557,900	300,500
Deferred tax liabilities:
Depreciation	-	-
Foreign amounts owed	15,916	16,424
Valuation allowance	(2,963,100)	(2,092,500)
Net deferred tax liability	$15,916	$16,424

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	December 31, 2011	December 31, 2010
Book income (loss)	$(1,761,800)	$(1,266,000)
Allowance for doubtful accounts	56,800	-
Related parties	-	(48,500)
Accrued wages	257,400	185,500
Non-deductible meals and entertainment	600	500
Other non-deductible expenses	890,400	421,000
Foreign taxes	-	17,933
Valuation allowance	556,600	707,500
Income tax provision	$-	$17,933

Foreign taxes payable relate to liabilities associated with income tax obligations of RPS in Germany for taxable income generated in years prior to 2009.

At December 31, 2011, the Company had net operating loss carry forwards of approximately $6,021,000 that may be offset against future taxable income from the year 2011 through 2031. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 6 – Commitments To Date

The Company had employment agreements with its former officers. The Company’s prior Chief Executive Officer, John Rossi’s agreement was for seven years through November 30, 2016 and included a base salary of $240,000 per year. The Company’s prior Chief Technical Officer, Igor Plahuta’s agreement was for seven years through November 30, 2016 and included a base salary of $240,000 per year. The Company’s prior Chief Operations Officer, Alan Fleming’s agreement was for five years and expired on April 14, 2015 and included a base salary of $180,000 year. The former officers’ employment agreements terminated during August 2013.

As of December 31, 2011 and 2010 the company had accrued a total of $1,442,332 and $781,473 in wages and payroll taxes payable related to officer compensation.

The Company has employment agreements with its current officers installed during August 2013. The Company’s current Chief Executive Officer, Tammy Taylor’s agreement includes a starting salary of $120,000 per year. The Company’s current Corporate Secretary, M. Aimee Coleman’s agreement is for starting part time at $250 per week, with hours over 10 hours a week at the hourly rate of $25 per hour. Both current officers agreed to allow unpaid salaries to accrue and be paid as operations’ cash flows improve. The terms of employment for the length of employment service of both agreements are open ended, at will for both parties, except for agreement violations’ remedies as specified.

Note 7 – Operating Leases To Date

Until terminated in August 2010, the Company leased office space under a lease agreement on a month-to-month basis of $1,500 per month. Rental expense relating to this operating lease was $0 and $12,397 for the years ended December 31, 2011 and 2010, respectively.

Since September 1, 2014, the Company is in a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space. The lease is considered a capital lease. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. The property purchase is to close during second quarter 2015.

Note 8 – Notes Payable

Both secured and unsecured notes payable balance net of discounts for the years ended December 31, 2011 and 2010 were $1,654,545, net of debt discounts of $99,904 and $1,444,064, net of debt discounts of $0, respectively.

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. The balance of the Note as of December 31, 2011 and December 31, 2010 was $10,000, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2011 and December 31, 2010 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2011 and December 31, 2010 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2011 and December 31, 2010 was $20,000, net of debt discounts of $0.

January 6, 2006 Note

A $50,000 promissory note secured by all of the Company’s assets including future sales of cement and urea by a related company was entered into on January 6, 2006, was due January 6, 2007, incurred a one time loan fee of one million shares, plus interest of 5% and was in default. During the year ended December 31, 2011 the original debt holder assigned the full January 6, 2006 Note. The balance of the January 6, 2006 Note owed to the original debt holder as of December 31, 2011 was $0 and as of December 31, 2010 was $50,000, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 36,440,000 shares of common stock at an average conversion price of $.0038, or $138,176 as repayment for all of the Assigned January 6, 2006 Note. The Assigned January 6, 2006 Note balances total $0 as of December 31, 2011, net of debt discounts of $0.

January 26, 2006 Note

A $5,000 unsecured promissory note was entered into on January 26, 2006, was due July 26, 2006, plus interest of 5% and was in default. During the year ended December 31, 2011 the original debt holder assigned the full January 26, 2006 Note. The balance of the January 26, 2006 Note owed to the original debt holder as of December 31, 2011 was $0 and as of December 31, 2010 was $5,000, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 2,000,000 shares of common stock at an average conversion price of $.0025, or $5,000 as repayment for all of the Assigned January 26, 2006 Note. The Assigned January 26, 2006 Note balances total $0 as of December 31, 2011, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. The balance of the Note as of December 31, 2011 and December 31, 2010 was $53,000, net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2011 and December 31, 2010 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2011 and December 31, 2010 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2011 and December 31, 2010 to the original debt holder. During the year ended December 31, 2011 the original debt holder assigned $80,000 worth of the note’s principal. The balance of the October 11, 2007 Note owed to the original debt holder as of December 31, 2011 was $49,327 and as of December 31, 2010 was $129,327, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 99,523,810 shares of common stock at an average conversion price of $.0008, or $80,000, as repayment for all of the year ended December 31, 2011 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $0 as of December 31, 2011, net of debt discounts of $0.

April 28, 2008 Note

A $2,200 unsecured promissory note was entered into on April 28, 2008, was due on demand and plus interest of 5%. During the year ended December 31, 2011 the original debt holder assigned the full April 28, 2008 Note. The balance of the April 28, 2008 Note owed to the original debt holder as of December 31, 2011 was $0 and as of December 31, 2010 was $2,200, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 880,000 shares of common stock at an average conversion price of $.0025, or $2,200 as repayment for all of the Assigned April 28, 2008 Note. The Assigned April 28, 2008 Note balances total $0 as of December 31, 2011, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2011 and December 31, 2010 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2011 and December 31, 2010 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2011 and December 31, 2010 was $3,000, net of debt discounts of $0.

March 11, 2010 Note

On March 11, 2010 the Company borrowed $50,000 from Asher pursuant to a convertible promissory note. The note bears interest at 8% per annum, has a maturity date of December 5, 2010 and has a 22% default interest rate should the note go into default. Asher has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the note is immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $36,207, was recognized as interest expense on the date of issuance. On December 5, 2010 the Company defaulted on the note and per the note payable contract recorded a default amount due of $26,479 and the note interest per annum increased to 22%.

During the year ended December 31, 2010, the Company issued a total of 1,562,500 shares of common stock at an average conversion price of $.0032, or $5,000. The balance of the convertible promissory note as of December 31, 2010 was $104,066.

During the year ended December 31, 2011, the Company issued a total of 27,459,418 shares of common stock at an average conversion price of $.0039, or $108,149, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of December 31, 2011 was $0.

May 5, 2010 Note

On May 5, 2010 the Company borrowed $40,000 from Asher pursuant to a convertible promissory note. The note bears interest at 8% per annum and has a maturity date of February 7, 2011. Asher has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the note is immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $28,966, was recognized as interest expense on the date of issuance. The balance of the convertible promissory note as of December 31, 2010 was $68,965.

During the year ended December 31, 2011, the Company issued a total of 40,464,215 shares of common stock at an average conversion price of $.0018, or $72,166, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of December 31, 2011 was $0.

May 27, 2010 Note

On May 27, 2010 the Company borrowed $45,000 from Asher pursuant to a convertible promissory note. The note bears interest at 8% per annum and has a maturity date of March 1, 2011. Asher has the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 42% of the average of the lowest 3 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the note is immediately convertible into a variable number of shares based on a fixed monetary value we followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $32,585, was recognized as interest expense on the date of issuance. The balance of the convertible promissory note as of December 31, 2010 was $74,586.

During the year ended December 31, 2011, the Company issued a total of 40,660,440 shares of common stock at an average conversion price of $.0020, or $80,786, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of December 31, 2011 was $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of December 31, 2011 and December 31, 2010 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. The balance of the June 29, 2010 Note as of December 31, 2010 was $330,296. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the year ended December 31, 2011 to the professional services provider on the June 29, 2010 Note. The balance of the June 29, 2010 Note owed to the professional services provider as of December 31, 2011 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 461,747,495 shares of common stock at an average conversion price of $.0013, or $588,075, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances total $127,500 as of December 31, 2011, net of debt discounts of $0.

September 29, 2010 Note

On September 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $150,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the note and recorded penalties of $15,074 to interest expense. The balance of the September 29, 2010 Note as of December 31, 2011 and December 31, 2010 was $165,074, net of debt discounts of $0.

October 15, 2010 Note 1

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $23,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 1 as of December 31, 2010 was $23,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $23,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 1 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $2,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the year ended December 31, 2011 to the professional services provider on the October 15, 2010 Note 1. The balance of the October 15, 2010 Note 1 owed to the professional services provider as of December 31, 2011 was $0, net of debt discounts of $0.

The Assigned October 15, 2010 Note 1 assigned balance total was $25,000 as of December 31, 2011, net of debt discounts of $0.

October 15, 2010 Note 2

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $24,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 2 as of December 31, 2010 was $24,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $24,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 2 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $1,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the year ended December 31, 2011 to the professional services provider on the October 15, 2010 Note 2. The balance of the October 15, 2010 Note 2 owed to the professional services provider as of December 31, 2011 was $0, net of debt discounts of $0.

The Assigned October 15, 2010 Note 2 assigned balance total was $25,000 as of December 31, 2011, net of debt discounts of $0.

December 14, 2010 Note

On December 14, 2010 the Company borrowed $9,902 from Evolution Capital (“Evolution”) pursuant to a convertible promissory note. The note bears interest at 24%, has a maturity date of May 14, 2011 and requires the Company to repay 110% of the amount borrowed. The Note also has a 36% default interest rate should the Note go into default. Evolution has the right to immediately convert the Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 5 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the note was immediately convertible into a variable number of shares based on a fixed monetary value the Company followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $18,389, was recognized as interest expense on the date of issuance. The balance of the convertible promissory note as of December 31, 2011 and December 31, 2010 at its full fair value was $28,291, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of December 31, 2011 and December 31, 2010 was $55,049, net of debt discounts of $0.

January 24, 2011 Note

On January 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $615 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of July 24, 2011 and has a 36% default interest rate should the note go into default. On July 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the January 24, 2011 Note as of December 31, 2011 was $615, net of debt discounts of $0.

February 2, 2011 Note

On February 2, 2011 the Company issued an unsecured promissory note to a professional services provider for $500, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 2, 2011 and has a 36% default interest rate should the note go into default. On August 3, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the February 2, 2011 Note as of December 31, 2011 was $500, net of debt discounts of $0.

February 24, 2011 Note

On February 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 24, 2011 and has a 36% default interest rate should the note go into default. On August 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the February 24, 2011 Note as of December 31, 2011 was $40,000, net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has a 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. The balance of the March 29, 2011 Note as of December 31, 2011 was $50,000, net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the March 31, 2011 Note as of December 31, 2011 was $75,000, net of debt discounts of $0.

April 1, 2011 Note 1

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $1,336 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the April 1, 2011 Note 1 as of December 31, 2011 was $1,336, net of debt discounts of $0.

April 1, 2011 Note 2

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the April 1, 2011 Note 2 as of December 31, 2011 was $50,000, net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. The balance of the April 20, 2011 Note as of December 31, 2011 was $4,000, net of debt discounts of $0.

May 12, 2011 Note

On May 12, 2011 the Company issued an unsecured promissory note to a professional services provider for $100,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of November 4, 2011 and has a 36% default interest rate should the note go into default. On November 5, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the May 12, 2011 Note as of December 31, 2011 was $100,000, net of debt discounts of $0.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the June 30, 2011 Note as of December 31, 2011 was $75,000, net of debt discounts of $0.

July 1, 2011 Note 1

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $10,500 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a certain assignment of the July 1, 2011 Note with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignee its right, title and interest in the July 1, 2011 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the Assigned July 1, 2011 Note 1 owed to the Assignee as of December 31, 2011 was $10,363, net of debt discounts of $137.

July 1, 2011 Note 2

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $30,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of January 1, 2012 and has a 36% default interest rate should the note go into default. The balance of the July 1, 2011 Note 2 as of December 31, 2011 was $29,912, net of debt discounts of $88.

June 24, 2011 Note

On June 24, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 9.90% per annum, has a maturity date of June 24, 2012 and has a 20% default interest rate should the note go into default. The balance of the June 24, 2011 Note as of December 31, 2011 was $10,383, net of debt discounts of $9,617.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. The balance of the July 26, 2011 Note as of December 31, 2011 was $11,364, net of debt discounts of $936.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. The balance of the August 26, 2011 Note as of December 31, 2011 was $10,410, net of debt discounts of $19,590.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. The balance of the September 19, 2011 Note as of December 31, 2011 was $8,443, net of debt discounts of $21,557.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. The balance of the September 22, 2011 Note as of December 31, 2011 was $10,310, net of debt discounts of $9,690.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. The balance of the September 30 Note as of December 31, 2011 was $75,000, net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. The balance of the October 1, 2011 Note as of December 31, 2011 was $40,700, net of debt discounts of $0.

October 7, 2011 Note

On October 7, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% fixed interest per annum and has a maturity date of April 7, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. The balance of the October 7, 2011 Note as of December 31, 2011 was $17,791, net of debt discounts of $7,209.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. The balance of the October 31, 2011 Note as of December 31, 2011 was $25,000, net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. The balance of the November 2, 2011 Note as of December 31, 2011 was $5,319, net of debt discounts of $27,681.

December 13, 2011 Note

On December 13, 2011 the Company issued an unsecured convertible note to a professional services provider for $7,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of June 13, 2012 and has a 24% default interest rate should the note go into default. The balance of the December 13, 2011 Note as of December 31, 2011 was $3,602, net of debt discounts of $3,399.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. The balance of the December 30, 2011 Note 1 as of December 31, 2011 was $75,000, net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. The balance of the December 30, 2011 Note 2 as of December 31, 2011 was $25,000, net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. The balance of the December 30, 2011 Note 3 as of December 31, 2011 was $22,000, net of debt discounts of $0.

Note 9 – Capital Stock

On May 20, 2013 and on June 12, 2014 the Company filed amendments with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below.

Authorized capital stock consists of:

●	50,000,000,000 common shares with no par value; and

●	1,000,000 preferred Class A shares with a par value of $0.0001 per share; and

●	10,000,000 preferred Class B shares with a par value of $2.50 per share; and

Changes in par values have been retroactively reported back to the year ended December 31, 2010 (this filing) based on Audits performed through the year ended December 31, 2013.

A summary of the pertinent rights and privileges of the classes of preferred stock are as follows:

Class A Preferred Stock

Conversion Rights - Each outstanding share of Class A Preferred Stock shall be convertible, at the option of the holder into shares of Common Stock equal to (i) four times the total number of shares of Common Stock which are issued and outstanding at the time of such conversion plus (ii) the total number of shares of Class B Preferred Stock which are issued and outstanding at the time of such conversion minus (iii) the number of other shares of Class A Preferred Stock issued and outstanding immediately prior to the time of such conversions.

Voting Rights - The total aggregate issued shares of Class A Preferred Stock shall have aggregate right to a number of votes equal to (i) four times the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus (ii) the total number of shares of Class B Stock which are issued and outstanding at the time of voting minus (iii) the number of shares of Class A Preferred Stock issued and outstanding at the time of voting.

Class B Preferred Stock

On May 20, 2013 and on June 12, 2014 the Company filed amendments with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below for Class B Preferred Stock. The change in Class B Preferred Stock’s par value to $2.50 has been retroactively reported back to the year ended December 31, 2010 (this filing) based on Audits performed through the year ended December 31, 2013.

Dividends - Class B shareholders shall be entitled to receive dividends, when, as and if declared by the Board of Directors.

Conversion Rights - Each share of Class B Preferred Stock shall be convertible into the number of shares of Common Stock equal to the Class B Preferred Stock, $2.50 par value, to the proportional calculation of converting to common stock based on the total par value of the Class B Preferred Stock being converted, divided by the average closing price per share of the Company’s common stock over the preceding 10 trading days.

Voting Rights - Each share of Class B Preferred Stock shall have ten votes.

Common Stock

Common Shares Issued for Services

During the year ended December 31, 2011, the Company issued a total of 340,700,000 shares of common stock at an average per share purchase price of $0.002, or $657,300. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the year ended December 31, 2011.

During the year ended December 31, 2010, the Company issued a total of 2,200,000, shares of common stock at an average per share purchase price of $0.04, or $88,250. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the year ended December 31, 2010.

Common Shares Issued for Employees Compensation

During the year ended December 31, 2011, the Company issued a total of 505,000,000 shares of common stock to employees as bonuses at an average price of $0.002 or $1,010,000 in the aggregate and was valued at the market price on the respective dates of issuance.

Common Shares Issued for Debt and Accrued Interest

During the year ended December 31, 2011, the Company issued a total of 706,295,378 shares of common stock at an average price of $0.0015 or $1,067,351 in the aggregate, as discussed in Note 8.

During the year ended December 31, 2010, the Company issued a total of 33,321,842 shares of common stock at an average price of $0.0055 or $995,398 in the aggregate, for debt and accrued interest.

Common Shares Issued for Cash

During the year ended December 31, 2011, the Company sold no shares of the Company’s common stock for cash.

During the year ended December 31, 2010, the Company entered into private agreements to sell 5,175,000 shares of the Company’s common stock at an average price of $0.006 for $32,500 cash.

Common Shares Issued for Settlement of Accounts Payable

During the year ended December 31, 2011, the Company issued a total of 170,549,125 shares of common stock at a price of $0.001 or $171,022 in the aggregate, for payment of an outstanding trade accounts payable balance.

During the year ended December 31, 2010, the Company did not issue common stock as payment of outstanding trade accounts payable balances.

Common Shares Issued for Prepaid Expenses

During the year ended December 31, 2011, the Company did not issue stock for prepaid expenses.

During the year ended December 31, 2010, the Company issued a total of 6,500,000 shares of common stock at a price of $0.007 or $45,500 in the aggregate, for payment of prepaid expenses.

Class A Preferred Stock

Class A Preferred Shares Issued for Debt

During the year ended December 31, 2011, the Company did not issue shares of the Company’s Class A Preferred stock for debt.

During the year ended December 31, 2010, the Company issued 2 shares of the Company’s Class A Preferred stock at a price of $67,395 for $134,790 as consideration for issuance of promissory notes to affiliates.

Class B Preferred Stock

Class B Preferred Shares Issued for Cash

During the year ended December 31, 2011, the Company did not sell shares of the Company’s Class B Preferred stock for cash.

During the year ended December 31, 2010, the Company entered into a private agreement to sell 26,484 shares of the Company’s Class B Preferred stock at an average price of $2.40 for $63,433 cash.

Class B Preferred Shares Issued for Services

During the year ended December 31, 2011, the Company did not issue shares of Class B Preferred stock for services.

During the year ended December 31, 2010, the Company issued a total of 97,934, shares of Class B Preferred stock at an average per share purchase price of $2.50, or $244,836. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in administrative expenses during the year ended December 31, 2010.

Class B Preferred Stock converted to Common Stock

During the year ended December 31, 2011, 11,715 shares of Class B Preferred Stock were converted to 29,287,500 shares of Common Stock at the conversion rate of $0.001.

During the year ended December 31, 2010, there were no conversions of Class B Preferred Stock to Common Stock.

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

As part of the 2009 RPS purchase agreement, the Company granted common stock options to acquire 100,000,000 shares of common stock. The company recorded the granting of the 100,000,000 stock options as a $3,150,000 liability on the balance sheet as of December 31, 2009 labeled common stock options payable, because the options did not become effective or exercisable until the authorized capital of the Company is increased to not less than 220,000,000 shares of common stock. The Company’s authorized capital was increased during 2010 and the liability was removed with a corresponding increase to additional paid in capital.

In applying the Black-Scholes methodology to the option grants, the fair value of our stock-based awards granted were estimated using an expected annual dividend yield of 0% , a risk-free interest rate of 2.51%, an expected option life of 5.0 years and an expected price volatility of 117%.

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. Compensation expense is recognized immediately for options that are fully vested on the date of grant. During the years ended December 31, 2011, and 2010, no and 500,000 stock-based compensation grants were made, respectively, for a total fair value of $0 and $14,500, respectively. There were no options outstanding as of December 31, 2008 and 2009 and no option activity occurred after the year ended December 31, 2010 through the date this report is submitted.

Changes in stock options for the years ended December 31, 2011 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2011	100,500,000	$0.01	3.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at December 31, 2011	100,500,000	$0.01	2.84
Exercisable	100,500,000	$0.01	2.84	$350,000

Weighted average fair value of options granted during year ending December 31, 2011		$-

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	2.84	$0.01	100,500,000	$0.01

Note 11 – Gain on Sale of Investment

On May 17, 2010, RPS sold its 47% ownership in Sistema Proteccion Recursos (“SPR”), a sister company located in Madrid, Spain for $190,590 to an unrelated party. The carrying amount of the investment in SPR was $1. Therefore, for the year ended December 31, 2010, the Company recorded a gain of $190,589 upon the sale of SPR.

Note 12 – Subsequent Events

Current management has evaluated subsequent events as of the date of the consolidated financial statements. Several material subsequent events have occurred. Below are the subsequent events that have occurred since the year ended December 31, 2011 through the date of this annual report on Form 10-K.

Subsequent New Debt

January 13, 2012 Note

On January 13, 2012 the Company borrowed $25,000 pursuant to an unsecured convertible note. The note bears interest at 12% per annum and has a maturity date of July 13, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note was consolidated into the June 16, 2012 note.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

February 15, 2012 Note

On February 15, 2012 the Company borrowed $22,500 pursuant to an unsecured promissory note. The note bears interest at 12% per annum and has a maturity date of August 15, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note was consolidated into the June 16, 2012 note.

February 20, 2012 Note

On February 20, 2012 the Company issued an unsecured convertible note to a professional services provider for $40,000 related to consulting services rendered. The note bears interest at 12% per annum and has a maturity date of August 20, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note was consolidated into the June 16, 2012 note.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

Notes consolidated into the June 16, 2012 Note

June 29, 2010 Note for consulting services, an assignee – $19,000 remaining assigned principal plus accrued interest

June 29, 2010 Note for consulting services, an assignee – $12,500 remaining assigned principal plus accrued interest

October 15, 2010 Note 1 for consulting services, an assignee – $25,000 assigned principal plus accrued interest

October 15, 2010 Note 2 for consulting services, an assignee – $25,000 assigned principal plus accrued interest

December 14, 2010 Note for cash received – $3,902 remaining principal plus accrued interest

January 24, 2011 Note for consulting services – $615 principal plus accrued interest

February 2, 2011 Note for consulting services – $500 principal plus accrued interest

February 24, 2011 Note for consulting services, an assignee – $16,000 remaining assigned principal plus accrued interest

April 1, 2011 Note 1 for consulting services – $1,336 principal plus accrued interest

April 1, 2011 Note 2 for consulting services, an assignee – $50,000 assigned principal plus accrued interest

May 12, 2011 Note for consulting services – $100,000 principal plus accrued interest

July 1, 2011 Note 1 for consulting services, an assignee – $10,500 assigned principal plus accrued interest

July 1, 2011 Note 2 for consulting services, an assignee – $30,000 assigned principal plus accrued interest

October 7, 2011 Note for cash received – $25,000 principal plus accrued interest

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum and has a maturity date of March 12, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013.

May 19, 2014 Note

On May 19, 2014 the Company entered into a $60,000 unsecured convertible note for $50,000 cash to be borrowed during the the year ended December 31, 2014 plus a total of $10,000 in loan fees the Company recorded as an administrative expense as cash was borrowed. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default and required 300,000,000 shares of Company’s common stock to be reserved, but was cancelled on October 8, 2014.

During the quarter ended June 30, 2014 the Company borrowed $10,000 cash and incurred $2,000 in loan fees. During the quarter ended September 30, 2014 the Company borrowed $5,000 cash and incurred $1,000 in loan fees. During the quarter ended December 31, 2014 the Company borrowed $35,000 cash and incurred $7,000 in loan fees.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500. The Company recorded the $13,500 discount as an administrative expense. The note bears interest at 12% per annum and has a maturity date of February 13, 2015. The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was cancelled on September 23, 2014.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the quarter ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

January 30, 2015 Note

On January 30, 2015 the Company borrowed $4,200 pursuant to a discounted unsecured convertible note amount of $5,040. The Company recorded the $840 discount as an administrative expense. The note bears interest at 8% per annum and has a maturity date of January 30, 2016. The note agreement contains a change in the interest rate to 18% default interest rate should the note go into default and requires the Company to reserve 100,000,000 shares of the Company’s common stock.

Subsequent New Debt - Related Party

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014.

December 17, 2014 Note

On December 17, 2014 the Company entered into a $25,000 unsecured convertible note with Corporate Business Advisors, Inc. for $24,500 in total cash loans to date plus $500 in documentation fees the Company recorded as an administrative expense. The note bears interest at 18% per annum and has a maturity date of February 17, 2015.

Subsequent Sales of Unregistered Securities

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 9, 2012	Unaffiliated party	75,000,000	$0.0007	$52,500	Services	Common stock
January 9, 2012	Unaffiliated party	50,000,000	$0.0007	$35,000	Services	Common stock
January 9, 2012	Officer at time of issuance	1	$67,394.00	$67,394	Services	Series A Preferred stock
January 9, 2012	Officer at time of issuance	1	$67,394.00	$67,394	Services	Series A Preferred stock
January 9, 2012	Officer at time of issuance	1	$67,394.00	$67,394	Services	Series A Preferred stock
January 19, 2012	Assignee of Note Holder	24,489,795	$0.0007	$17,143	Conversion of Company debt	Common stock
January 26, 2012	Unaffiliated party	10,000,000	$0.0007	$7,000	Services	Common stock
February 2, 2012	Note Holder	71,428,571	$0.0005	$35,714	Conversion of Company debt	Common stock
February 2, 2012	Assignee of Note Holder	71,428,571	$0.0005	$35,714	Conversion of Company debt	Common stock
February 21, 2012	Assignee of Note Holder	75,000,000	$0.0004	$30,000	Conversion of Company debt	Common stock

Subsequent Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
February 22, 2012	Unaffiliated party	2,500,000	$0.0005	$1,250	Services	Common stock
February 29, 2012	Note Holder	110,000,000	$0.0002	$16,500	Conversion of Company debt	Common stock
March 1, 2012	Assignee of Note Holder	71,428,571	$0.0004	$28,571	Conversion of Company debt	Common stock
March 2, 2012	Assignee of Note Holder	125,000,000	$0.0002	$25,000	Conversion of Company debt	Common stock
March 7, 2012	Unaffiliated party	(500,000)	$0.0020	$(1,000)	Services	Common stock
March 7, 2012	Unaffiliated party	1,000	$2.50	$2,500	Services	Series B Preferred stock
March 7, 2012	Unaffiliated party	9	$2.50	$23	Services	Series B Preferred stock
March 9, 2012	Assignee of Note Holder	250,000,000	$0.0002	$50,000	Conversion of Company debt	Common stock
March 12, 2012	Assignee of Note Holder	10,000,000	$0.0002	$2,000	Conversion of Company debt	Common stock
March 13, 2012	Unaffiliated party	750,000,000	$0.0002	$150,000	Services	Common stock
March 13, 2012	Assignee of Note Holder	250,000,000	$0.0001	$12,500	Conversion of Company debt	Common stock
March 14, 2012	Note Holder	110,000,000	$0.0001	$7,500	Conversion of Company debt	Common stock
March 28, 2012	Unaffiliated party	150,000,000	$0.0001	$15,000	Services	Common stock
April 2, 2012	Assignee of Note Holder	100,000,000	$0.0001	$10,000	Conversion of Company debt	Common stock
April 3, 2012	Assignee of Note Holder	50,000,000	$0.0001	$2,500	Conversion of Company debt	Common stock
June 11, 2012	Assignee of Note Holder	1,500,000,000	$0.0001	$150,000	Conversion of Company debt	Common stock
June 25, 2012	Assignee of Note Holder	300,000,000	$0.0001	$15,000	Conversion of Company debt	Common stock
June 25, 2012	Officer at time of issuance	12,000,000,000	$0.000003	$40,000	Conversion of accrued salary	Common stock
June 25, 2012	Officer at time of issuance	12,000,000,000	$0.000003	$40,000	Conversion of accrued salary	Common stock
June 25, 2012	Officer at time of issuance	6,000,000,000	$0.000003	$20,000	Conversion of accrued salary	Common stock
August 25, 2012	Officer at time of issuance	13,445,378,151	$0.0001	$1,344,538	Employee compensation	Common stock
August 25, 2012	Officer at time of issuance	2	$67,394.00	$134,788	Services	Series A Preferred stock

Subsequent Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
September 5, 2012	Assignee of Note Holder	1,000,000,000	$0.0001	$100,000	Conversion of Company debt	Common stock
September 5, 2012	Assignee of Note Holder	750,000,000	$0.0001	$75,000	Conversion of Company debt	Common stock
September 5, 2012	Note Holder	2,000,000,000	$0.0001	$200,000	Conversion of Company debt	Common stock
September 5, 2012	Assignee of Note Holder	1,000,000,000	$0.0001	$100,000	Conversion of Company debt	Common stock
September 10, 2012	Officer at time of issuance	2,500,000	$10.18	$25,445,378	Conversion of Common stock	Series B Preferred stock
September 11, 2012	Assignee of Note Holder	1,000,000,000	$0.0001	$100,000	Conversion of Company debt	Common stock
September 18, 2012	Assignee of Note Holder	2,000,000,000	$0.0001	$200,000	Conversion of Company debt	Common stock
September 24, 2012	Note Holder	449,689,800	$0.0001	$22,484	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	3,000,000,000	$0.0001	$300,000	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	3,000,000,000	$0.0001	$300,000	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	3,000,000,000	$0.0001	$300,000	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	2,250,000,000	$0.0001	$225,000	Conversion of Company debt	Common stock
October 19, 2012	Note Holder	2,000,000,000	$0.0001	$200,000	Conversion of Company debt	Common stock
February 8, 2013	Officer at time of issuance	1,200,000	$0.0001	$120.00	Conversion of Common stock	Series B Preferred stock
February 8, 2013	Officer at time of issuance	600,000	$0.0001	$60.00	Conversion of Common stock	Series B Preferred stock
February 28, 2013	Unaffiliated party	50,000,000	$0.0001	$5,000.00	Services	Common stock
February 28, 2013	Unaffiliated party	125,000,000	$0.0001	$12,500.00	Conversion of accrued expenses	Common stock
February 28, 2013	Unaffiliated party	125,000,000	$0.0001	$12,500.00	Conversion of accrued expenses	Common stock
March 12, 2013	Unaffiliated party	2,040,000,000	$0.0001	$204,000.00	Conversion of Company debt	Common stock
March 12, 2013	Unaffiliated party	2,323,000,000	$0.0001	$232,300.00	Conversion of Company debt	Common stock
April 5, 2013	Unaffiliated party	689,344,200	$0.0000	$34,467.00	Conversion of Company debt	Common stock

Subsequent Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
April 5, 2013	Unaffiliated party	685,438,400	$0.0001	$34,271.92	Conversion of Company debt	Common stock
April 5, 2013	Unaffiliated party	355,188,400	$0.0001	$17,759.42	Conversion of Company debt	Common stock
June 24, 2013	Officer at time of issuance	850,000,000	$0.0010	$810,000.00	Conversion of accrued salary	Common stock
June 24, 2013	Officer at time of issuance	866,000,000	$0.0010	$826,000.00	Conversion of accrued salary	Common stock
June 24, 2013	Officer at time of issuance	572,500,000	$0.0010	$552,507.00	Conversion of accrued salary	Common stock
December 31, 2013	Officer of Company	600,000,000	$0.0001	$60,000.00	Services	Common stock
December 31, 2013	Officer of Company	600,000,000	$0.0001	$60,000.00	Services	Common stock
December 31, 2013	Affiliate of Company	600,000,000	$0.0001	$60,000.00	Services	Common stock
December 31, 2013	Officer of Company	2	$67,394.00	$134,788.00	Services	Series A Preferred stock
December 31, 2013	Officer of Company	1	$67,394.00	$67,394.00	Services	Series A Preferred stock
December 31, 2013	Affiliate of Company	12	$67,394.00	$808,728.00	Services	Series A Preferred stock
January 31, 2014	Affiliate of Company	3,796,521,515	$0.00003	$113,895.65	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
January 31, 2014	Affiliate of Company	2	$1,670.00	$3,340.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series A Preferred stock
January 31, 2014	Affiliate of Company	441,930	$0.75	$331,447.50	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
March 25, 2014	Unaffiliated party	100,000,000	$0.0001	$10,000.00	Services	Common stock
March 31, 2014	Affiliate of Company	266,666,667	$0.00007	$20,000.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
April 14, 2014	Affiliate of Company	1,750,000,000	$0.002	$4,142,300.16	Conversion of 700,000 shares of Series B Preferred stock	Common stock
May 16, 2014	Unaffiliated party	860,000,000	$0.0001	$86,000.00	Services	Common stock

Subsequent Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
June 16, 2014	Unaffiliated party	1,428,571,429	$0.00007	$100,000.00	Conversion of Company debt	Common stock
September 23, 2014	Assignee of debtor	3,167,500,000	$0.00002	$55,082.83	Conversion of accrued other liabilities	Common stock
October 8, 2014	Unaffiliated party	183,690	$1.00	$183,690.00	Conversion of 1,836,896,307 shares of Common stock	Series B Preferred stock

Subsequent Other Material Agreements

On January 24, 2014, the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI includes a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company. The cash portion is $44,868. The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock. In general, the CE Agreement is a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets, including complete customer database, shredder patents and recycle plant designs. In addition, the CE Agreement provides that the two ranking executive officers of both companies will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).

On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests have diverged and the Company and Shredderhotline have released one another from their rights and obligations under the letter of intent and collaborative effort agreements, both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company.

On May 7, 2014, the Company entered into a letter of intent with Pro Peke Power LLC to lease to own an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space located at 1185 Gooden Xing, Largo, Florida. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. A cash deposit of $7,000 is also being applied to the purchase price. On June 16, 2014, the Company entered into the lease to own agreement with the aforementioned terms of the May 7, 2014 letter of intent. Since the lease is considered a capital lease, the Company recorded the $1,385,000 as a building asset and accrued other liability. On September 1, 2014, the Company began occupancy. The property purchase is expected to close early in the quarter ended June 30, 2015.

On June 18, 2014, the Company entered into an asset purchase agreement to acquire all of the assets of Chubby Glass, LLC located in Boulder, Colorado for $189,000 cash terms. On September 26, 2014, the Company also entered into a five year employment agreement with one of Chubby Glass LLC’s principals, Eric Ernst, that commences on the closing date at a salary of $5,000 per month. The acquisition is expected to close early in the quarter ended June 30, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 2, 2011, the client-auditor relationship between the Company and Sherb & Co., LLC (the “Former Auditor”) was terminated upon the dismissal of the Former Auditor as the Company’s independent registered accounting firm. The former management’s decision to remove the Former Auditor was recommended and was approved by the Company’s former Board of Directors, effective July 31, 2011. During the two years ended December 31, 2010, the Former Auditor did not submit a principal accountant’s report on the financial statements of the Company.

During the interim periods through the date the relationship with the Former Auditor concluded, there were no disagreements between the Former Auditor and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements. There have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during any subsequent interim periods through the date the relationship with the Former Auditor ceased.

The Company engaged HJ & Associates, LLC (the “New Auditor”) to be the principal independent public accountant to audit the Company’s financial statements for the year ended December 31, 2010. The decision to change accountants was recommended and approved by the Company’s former Board of Directors, effective July 31, 2011. In addition, the New Auditor was our accountant prior to our engaging the Former Auditor. The New Auditor opined on our financial statements for the years ended December 31, 2009 and 2008, on our Form 10-K for the fiscal year ended December 31, 2009. As stated in the New Auditor’s opinion included in the Company’s Form 10-K filed with the Commission on April 23, 2010, the consolidated financial statements of the Company were prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company’s continual net losses and large accumulated deficit, among other issues, raised substantial doubt about its ability to continue as a going concern. Further, the Former Auditor was not consulted by the Company regarding the above referenced matters.

The Company provided the Former Auditor with the foregoing disclosure prior to its filing with the SEC in August 2011 and requested that the Former Auditor furnish us with a letter addressed to the SEC stating whether or not it agreed with the above statements and, if not, stating the respects in which it does not agree. The Former Auditor’s letter to the SEC was filed as Exhibits 16.1 to the Company’s current report on Form 8-K, as amended, filed with the SEC on September 6, 2011.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses as discussed below in the report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting.

Our current management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our current internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Certifying Officers evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and has concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected. In connection with our evaluation of the effectiveness of our internal control over financial reporting, management identified the following material weaknesses:

●	We lacked the controls necessary to ensure timely filings of our SEC filings,

●	We lacked the controls necessary to ensure recorded amounts were accurately stated (resulting in multiple audit adjustments),

●	We lacked sufficient segregation of duties, and

●	We lacked the necessary controls to ensure money taken out of the Company was for business expenditures only.

We believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2011 in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our current directors and officers of the Company.

Name	Age	Position
Tammy Taylor	47	CEO, President, Director, (Principal Financial Officer)
M. Aimee Coleman	42	Corporate Secretary (Principal Accounting Officer)

The term of office of each director is one year or until his or her successor is elected at the Company’s annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the Board.

Tammy Taylor has been our President and Chief Executive Officer since August 21, 2013. With over 25 years combined experience in the business, sales, real estate and human services industries and as a business owner for over 10 years, Ms. Taylor has gained a wealth of experience in all aspects of running a successful company. Ms. Taylor has the ability to be strategic, detailed and thorough when presented with any type of business challenge. Mr. Taylor has the ability to analyze an issue and then develop and implement successful solutions in the development of new businesses and markets. With her combined experience in a number of business industries, Ms. Taylor serves with passion and is driven to make any professional experience a success. Ms. Taylor has been a licensed real estate agent in Florida since 2005 and the President of Tammy Taylor, PA, a company she founded in 2008 that has been engaged in locating buyers and sellers of commercial and residential properties. Ms. Taylor founded Hope4UsNow, Inc. in 2012 and The Kindness Wave, Inc. in 2011 which operate online inspirational communities. Ms. Taylor served as a board member of the Pinellas Realtor Organization and the Florida Realtors Association from 2008 to 2010. She is also the former Chairman of the International Council for the Pinellas Realtor Organization in 2010 and has served on the Grievance, Government Relations and Political Action Committees 2008 to 2010. Ms. Taylor earned sales and service awards six consecutive years as a realtor since 2005, including top new real estate agent in Pinellas County, Florida. She has also been a spokesperson for the American Cancer Society. Ms. Taylor earned a B.A. in Business/Organizational Development from Rosemont College in 1988.

We believe that Ms. Taylor’s significant business, sales and management experience qualifies her to serve as a member of our board.

M. Aimee Coleman has been our Corporate Secretary and Principal Accounting Officer since August 28, 2013. Ms. Coleman has over 25 years of accounting and office management experience. Her experience includes major accounting and business software applications, attention to back office operations that have provided major contributions to companies operations. She has proved to be instrumental in the accurate and timely efforts required to move companies forward as quickly as possible including her current position as bookkeeper at Brookridge Community Property Owners, Inc. where she has been employed since November 2008. In 1994, Ms. Coleman received an Associate in Arts and Sciences degree in Chemistry from Community College of the Finger Lakes.

Family Relationships

There are no family relationships among any of our officers and directors.

Conflicts of Interest

There are no conflicts of interest that are inherent in the relationships between our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past 10 years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

Our board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have not received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

The Company has adopted a written code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, which complies with the requirement to adopt such a code of ethics and is available on the Company’s website at www.garbreorg.com. We intend to post any amendments to the code, or any waivers of its requirements related to certain matters, on our website.

Board Oversight in Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Our Chief Executive Officer also serves as our sole director and therefore, we do not have a lead director. In the context of risk oversight, at the present stage of our operations, we believe that our selection of one person to serve in both positions provides the board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the board. The business and operations of our company are managed by our board as a whole, including oversight of various risks that our company faces.

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2011 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

2011 Summary Compensation Table

The following table is the information pertaining to the total compensation of the Company’s former executive officers for the fiscal years ended December 31, 2011 and December 31, 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Total ($)

John Rossi (1)	2011	$240,000	$400,000	$640,000
Former Chief Executive Officer	2010	$220,000	$-	$220,000

Igor Plahuta (1)	2011	$240,000	$405,000	$645,000
Former Chief Technology Officer	2010	$240,000	$-	$240,000

Alan Fleming (1)	2011	$180,000	$110,000	$290,000
Former Chief Operating Officer	2010	$135,000	$-	$135,000

(1)	Messrs. Rossi, Plahuta and Fleming are former officers of the Company. Each ceased to serve in his respective capacity as of August 21, 2013.

The bonus amounts indicated above were non-cash common stock compensation from the Company during the reported fiscal year ended.

On October 27, 2009, the Company granted an aggregate of 100,000,000 stock options to Mr. Rossi and Mr. Plahuta as part of the acquisition of Garb by RPS. The options were void after November 1, 2014 with no purchases being made. The purchase price per share would have been computed based on the basis of one-tenth of the average closing ask price for 10 trading days prior to the date of exercise of all or part of the options.

All or substantially all of the listed salary amounts was being accrued rather than paid in cash. All accrued wages were converted to company stock and issued to the three officers due wages.

The Company currently has two employment agreements with its officers or directors and has no retirement, profit sharing, pension or insurance plans, agreements or understanding covering them.

Compensation of Directors

The Company’s directors received no compensation. Directors who are or were also employees (Messrs. Rossi, Plahuta and Fleming; and Ms. Taylor) are not paid for board services in addition to their regular employee compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A change in control of the Company occurred on August 21, 2013.

The following tables set forth certain information, as of February 26, 2015, with the respect of beneficial ownership of the Company’s outstanding common stock and preferred stock by (i) any holder of more than five (5%) percent, (ii) each of the Company’s executive officers and directors and (iii) the Company’s executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Garb Oil & Power Corporation, 1185 Gooden Xing, Building C, Largo FL 33778. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s stock owned by them.

Class A Preferred Stock (1)

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Preferred Classes (1)

Tammy Taylor(2)	2	(3)	8.3%
M. Aimee Coleman (4)	1		4.2%

All executive officers and directors as a group	3		12.5%
(two persons)

Corporate Business Advisors, Inc.(5)	19	(1)	79.2%
Rachelle Hoffmann,
President and Registered Agent

Dan Scott Burda	2		8.3%

(1)	The voting rights of each share of the Class A Preferred Stock is equal to its percent of total outstanding Class A Preferred Shares times the product of four times the sum of all other outstanding classes of the Company’s stock (Class B Preferred Stock and Common Stock). As of February 26, 2015 there are 24 shares of Class A Preferred Stock outstanding with each share of Class A Preferred Stock holding 7,933,666,396 voting rights, a total of 190,407,993,496 votes in the aggregate.
(2)	Tammy Taylor is the Company’s Director, Chief Executive Officer and President and is the President of Hope4UsNow, Inc.
(3)	The number of shares owned by Ms. Taylor includes 2 shares of the Class A Preferred Stock currently outstanding and owned by Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.
(4)	M. Aimee Coleman is the Corporate Secretary and Principal Accounting Officer.
(5)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Class B Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class B Preferred (1)

Tammy Taylor (2)	0	0
M. Aimee Coleman (3)	0	0%

All executive officers and directors as a group	0	0%
(two persons)

Corporate Business Advisors, Inc.(4)	3,600,000	81.4%

Dan Scott Burda	441,930	10.0%

(1)	Each share of Class B Preferred Stock is entitled to 10 votes per share. As of February 26, 2015 there are 4,419,918 shares of Class B Preferred Stock outstanding with each share of Class B Preferred Stock holding 10 voting rights, a total of 44,199,180 votes.
(2)	Ms. Taylor is Director, Chief Executive Officer and President is the President of Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.
(3)	Ms. Coleman is the Company’s Corporate Secretary and Principal Accounting Officer.
(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Common Stock

	Amount and Nature of		Percentage of
Name and Address of Stockholder	Beneficial Ownership		Common (1)

Tammy Taylor(2)	566,666,667	(2)	1.2%
M. Aimee Coleman (3)	600,000,000		1.3%

All executive officers and directors as a group	1,166,666,667		2.5%
(two persons)

Corporate Business Advisors, Inc.(4)	2,350,000,000		4.9%

Dan Scott Burda	3,796,521,515		8.0%

(1)	Amounts based on 47,597,578,456 shares of Common Stock outstanding as of February 26, 2015.
(2)	Ms. Taylor is Director, Chief Executive Officer and President who is Managing Director of Hope4UsNow, Inc. that owns 300,000,000 Common shares. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc. She is also partial owner of The Kindness Wave, Inc. that purchased 266,666,667 Common shares.
(3)	Ms. Coleman is the Corporate Secretary and Principal Accounting Officer.
(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 1, 2009, the Company executed employment agreements with each of John Rossi and Igor Plahuta. Per each of the employment agreements, each officer received a base salary of $20,000 per month, as well as an incentive bonus based on certain revenue and profit metrics, and certain other perquisites. Each of the employment agreements terminated upon Messrs. Rossi’s and Plahuta’s respective resignations.

Accounts payable to related parties was $281,082 and $366,203 as of the years ended December 31, 2011 and 2010, respectively.

Director Independence

We did not, during the fiscal year ended December 31, 2011, and currently, we do not, have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

The former Company’s board of directors did not have a separately designated audit, nominating or compensation committee. We do not currently have a separately designated nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2011 and December 31, 2010.

	2011	2010

Audit Fees	$40,800	$52,150
Audit-related Fees	-	-
Tax Fees	-	180
All other fees	-	237,459

Total Fees	$40,800	$52,330

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and Securities and Exchange Commission regulatory filings or engagements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not r eported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Other Fees – This category consists of fees for the audits on the financial statements of our client companies and all other miscellaneous items.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Company has not adopted any written pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2.01 of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-37.

(2) Financial Statement Schedules

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

(3) Exhibits

The Exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

Exhibit
No.	Description	Location
2.1	Purchase of Business Agreement between the Company and Eric Ernst and Heather Ernst dated September 26, 2014.	Filed herewith.
3.1	Articles of Incorporation of the Company dated October 30, 1972.	Filed herewith.
3.2	Articles of Amendment to Articles of Incorporation of the Company dated February 7, 1978.	Incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.3	Articles of Amendment to Articles of Incorporation of the Company dated January 15, 1981.	Incorporated by reference to Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.4	Articles of Amendment to Articles of Incorporation of the Company dated May 4, 1984.	Incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.5	Articles of Amendment to Articles of Incorporation of the Company dated October 31, 1985.	Incorporated by reference to Exhibit 3.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.6	Articles of Amendment to Articles of Incorporation of the Company dated May 19, 2006.	Incorporated by reference to Exhibit 3.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.7	Articles of Amendment to Articles of Incorporation of the Company dated March 10, 2010.	Incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K, filed on March 11, 2010.
3.8	Articles of Amendment to Articles of Incorporation of the Company dated March 15, 2011.	Filed herewith.
3.9	Articles of Amendment to Articles of Incorporation of the Company dated April 4, 2013.	Filed herewith.
3.10	Articles of Amendment to Articles of Incorporation of the Company dated May 21, 2013.	Filed herewith.
3.11	Articles of Amendment to Articles of Incorporation of the Company dated February 6, 2014.	Filed herewith.
3.12	Articles of Amendment to Articles of Incorporation of the Company dated June 13, 2014.	Filed herewith.
3.13	By-Laws of the Company dated October 31, 1985.	Filed herewith.
10.1*	Principal Officer Employment Contract between the Company and Tammy Taylor dated August 21, 2013.	Filed herewith.
10.2*	Principal Officer Employment Contract between the Company and M Aimee Coleman dated August 28, 2013.	Filed herewith.
10.3	Letter of Intent between the Company and Shredderhotline.com Company dated January 24, 2014.	Filed herewith.
10.4	Collaborative Effort Agreement between the Company and Shredderhotline.com Company dated January 24, 2014.	Filed herewith.
10.5	Addendum to Collaberative Effort Agreement by and between the Company and Shredderhotline.com Company dated January 29, 2014.	Filed herewith.
10.6	Engagement Letter between the Company and Street Capital Inc. dated February 28, 2014.	Filed herewith.
10.7	Letter of Intent between the Company and Pro Peke Power LLC dated May 7, 2014.	Filed herewith.
10.8	Agreement between the Company and Integrated Business Alliance LLC (d/b/a Pacific Equity) dated May 14, 2014.	Filed herewith.
10.9	Lease to Own Agreement with Pro Peke Power LLC dated June 16, 2014.	Filed herewith.
10.10	Addendum to Contract dated June 18, 2014 between the Company and Pro Peke Power LLC.	Filed herewith.
10.11*	Employment Agreement between the Company and Eric Ernst dated September 26, 2014.
14.1	Code of Ethics.	Filed herewith.
21.1	List of Subsidiaries of the Company.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS**	XBRL Instance Document	Furnished herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

* Management contract or compensatory plan or arrangement.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

Date: March 24, 2015	By:	/s/ Tammy Taylor
Tammy Taylor, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 24, 2015
Tammy Taylor

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	March 24, 2015
M. Aimee Coleman

