Form 10-Q
period 2012-03-31
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-14859

GARB OIL & POWER CORPORATION

(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification. No.)

1185 Gooden Xing
Largo, FL	33778
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 573-6622

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

The number of shares of issuer’s common stock outstanding as of March 9, 2015: 47,497,578,456.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

2

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Garb” are to the combined business of Garb Oil & Power Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Commission” refers to the Securities and Exchange Commission;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“former management” refers to following individuals, who collectively represent all of the Company’s directors and executive officers that resigned on August 21, 2013:

●	John Rossi is the Company’s former Chief Executive Officer, President, Director, Principal Financial Officer and Principal Accounting Officer,

●	Igor Plahuta is the Company’s former Chief Technology Officer and Director,

●	Alan Fleming is the Company’s former Chief Operations Officer and Director; and

●	“current management” or “management of the Company” or “management” refers to the following individuals, who represent the directors and executive officers of the Company as of the date of this quarter report on Form 10-Q, and those officers and directors that were appointed on August 21, 2013, after former management resigned:

●	Tammy Taylor is the Company’s current Chief Executive Officer, President, Director and Principal Financial Officer,

●	M. Aimee Coleman is current Corporate Secretary and Principal Accounting Officer.

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$572	$17,544
Accounts receivable, net	-	-
Total current assets	572	17,544
Property and equipment, net	3,969	6,587

Total assets	$4,541	$24,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$756,828	$723,668
Related party payable	294,883	281,082
Notes payable	1,668,126	1,654,545
Accrued interest	1,359,733	1,303,569
Wage and payroll taxes payable	1,607,539	1,442,332
Income taxes payable	124,770	121,131
Total current liabilities	5,811,879	5,526,327
Deferred tax liabilities	16,394	15,916
Total long-term liabilities	16,394	15,916

Total liabilities	5,828,273	5,542,243

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

(Continued)

	March 31, 2012	December 31, 2011
	(Unaudited)
Stockholders’ Deficit:
Class A preferred as of March 31, 2012; ($.0001 par value) 1,000,000 shares authorized, 5 shares outstanding as of March 31, 2012 and 2 shares outstanding as of December 31, 2011	-	-
Class B preferred as of March 31, 2012; ($2.50 par value) 10,000,000 shares authorized, 194,298 shares outstanding as of March 31, 2012 and 193,289 shares issued and outstanding as of December 31, 2011	485,745	483,222
Common stock as of March 31, 2012; (no par value) 50,000,000,000 shares authorized, 4,084,054,354 shares outstanding at March 31, 2012 and 1,878,278,845 shares outstanding at December 31, 2011	2,818,659	2,209,651
Preferred Class A additional paid in capital	336,972	134,790
Preferred Class B additional paid in capital	171,448	171,448
Accumulated other comprehensive income	135,913	159,389
Accumulated deficit	(9,738,066)	(8,642,209)
Total Garb Oil & Power stockholders’ deficit	(5,789,329)	(5,483,709)
Non-controlling interest	(34,403)	(34,403)
Total stockholders’ deficit	(5,823,732)	(5,518,112)
Total liabilities and stockholders’ deficit	$4,541	$24,131

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Selling, general and administrative	$808,233	$376,228
Total Operating Expenses	808,233	376,228

LOSS FROM OPERATIONS	(808,233)	(376,228)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(101,282)	(81,588)
Other income (loss)	(2,621)	-
Interest expense	(183,721)	(123,205)
Total Other Income (Expense)	(287,624)	(204,793)
LOSS BEFORE INCOME TAXES	(1,095,857)	(581,021)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(1,095,857)	(581,021)
Net Income (loss) attributable to non-controlling interest	-	(1,045)

LOSS ATTRIBUTABLE TO GARB OIL & POWER	(1,095,857)	(579,976)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	(44,246)

TOTAL COMPREHENSIVE LOSS	(1,095,857)	(624,222)
Comprehensive income (loss) attributable to non-controlling interest	-	(8,849)
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(1,095,857)	$(615,373)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	2,528,222,105	165,508,047

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,095,857)	$(579,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	-	(1,045)
Depreciation expense	28	1,516
Debt issued for services	40,000	121,763
Common stock issued for services	259,750	6,883
Preferred stock issued for services	204,705	-
(Gain) loss on extinguishment of debt	101,282	81,588
Amortization of debt discount	93,335	-
Disposition of Fixed Asset	2,621	-
Bad debt expense	54,719	-
Changes in operating assets and liabilities:
Accounts receivable	(54,719)	-
Prepaid expenses and other current assets	-	132,424
Accounts payable and accrued expenses	27,778	82,923
Accrued interest	90,386	67,780
Wages and payroll taxes payable	165,000	132,742
Income taxes payable	-	7,129
Net cash used in operating activities	(110,972)	53,727

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	94,000	-
Bank overdraft	-	3,577
Payments on notes payable	-	(11,579)
Net cash provided by financing activities	94,000	(8,002)
Net increase (decrease) in cash	(16,972)	45,725
Effect of exchange rate changes on cash	-	(45,727)
Cash at beginning of period	17,544	2
Cash at end of period	$572	$-

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$118,000	$168,267
Debt discount	$88,615	$-
Common shares issued for converting Class B preferred shares	$-	$29,287
Accrued interest reclassified to notes payable	$11,250	$-

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months Ended March 31, 2012 and 2011

Forward

The Notes to Consolidated Unaudited Financial Statements contain disclosures relating primarily to the fiscal periods stated above for the Consolidated Unaudited Financial Statements. In addition, Notes containing select subsequent event disclosures have the words “To Date” added to their title and Note 7 – Subsequent Events makes this reference. Subsequent Notes to Consolidated Unaudited Financial Statements will fully disclose for the fiscal period to which they apply.

“Former management” refers to prior Company management who were managing the Company until August 21, 2013. “Current management” refers to current Company management who have managed the Company since August 21, 2013.

Note 1 – Organization, Nature of Business, and Basis of Presentation

Organization and Nature of Business to Date

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

On October 27, 2009, the Company entered into an agreement to purchase Resource Protection Systems GmBH, a company organized and currently active under the laws of Germany (“RPS”). The purchase was for all outstanding shares, as well as for specified RPS assets and liabilities. The RPS specified assets were not transferred to the Company and therefore the purchase was not fully consummated. On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The Company, RPS and Newview are considered entities under common control.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. In general, the CE Agreement provided that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company.

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

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto included in our Form 10-K. While management believes the procedures followed in preparing these unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $(1,095,857) for the three months ended March 31, 2012 and has a net accumulated deficit of $(9,738,066). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Property And Equipment

The major classes of equipment as of March 31, 2012 and December 31, 2011 are as follows:

			Estimated
			Service Lives
	March 31, 2012	December 31, 2011	in Years
Office equipment & furniture	$34,495	$34,452	3-7

Total property and equipment	34,495	34,452

Less accumulated depreciation	(30,526)	(27,865)

Property and equipment, net	$3,969	$6,587

Note 4 – Related Party Transactions

In January 2012, the Company approved the issuance of 1 share of Class A Preferred Stock to John Rossi for services of $67,384.

In January 2012, the Company approved the issuance of 1 share of Class A Preferred Stock to Igor Plahuta for services of $67,384.

In January 2012, the Company approved the issuance of 1 share of Class A Preferred Stock to Alan Fleming for services of $67,384.

Related party payable consisted of the following at March 31, 2012:

March 31, 2012

Accounts payable to a related parties, due on demand, no interest, unsecured	$50,556

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	244,327

Total	$294,883

As of March 31, 2012, accounts receivable related to cash received by management without supportive cash receipts was $200,469. As of March 31, 2012, allowances for bad debt was $200,469, resulting in net accounts receivable from related party balances as of March 31, 2012 as $0.

Note 5 – Notes Payable

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. The balance of the Note as of March 31, 2012 and December 31, 2011 was $10,000, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of March 31, 2012 and December 31, 2011 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of March 31, 2012 and December 31, 2011 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of March 31, 2012 and December 31, 2011 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. The balance of the Note as of March 31, 2012 and December 31, 2011 was $53,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of March 31, 2012 and December 31, 2011 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of March 31, 2012 and December 31, 2011 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the three months ended March 31, 2012 the original debt holder assigned $15,000 worth of note, $3,750 of principal and $11,250 of accrued interest. During the year ended December 31, 2011 the original debt holder assigned $80,000 worth of the note’s principal. The balance of the October 11, 2007 Note owed to the original debt holder as of March 31, 2012 was $45,577 and as of December 31, 2011 was $49,327, both net of debt discounts of $0.

During the three months ended March 31, 2012, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $.0001, or $12,500, as partial repayment for the three months ended March 31, 2012 Assigned October 11, 2007 Note. During the year ended December 31, 2011, the Company issued a total of 99,523,810 shares of common stock at an average conversion price of $.0008, or $80,000, as repayment for all of the year ended December 31, 2011 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total as of March 31, 2012 was $2,500 and as of December 31, 2011 was $0, both net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of March 31, 2012 and December 31, 2011 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of March 31, 2012 and December 31, 2011 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of March 31, 2012 and December 31, 2011 was $3,000, net of debt discounts of $0.

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

During the year ended December 31, 2011, the Company issued a total of 27,459,418 shares of common stock at an average conversion price of $.0039, or $108,149, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of March 31, 2012 and as of December 31, 2011 was $0.

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

During the year ended December 31, 2011, the Company issued a total of 40,464,215 shares of common stock at an average conversion price of $.0018, or $72,166, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of March 31, 2012 and as of December 31, 2011 was $0.

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

During the year ended December 31, 2011, the Company issued a total of 40,660,440 shares of common stock at an average conversion price of $.0020, or $80,786, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of March 31, 2012 and as of December 31, 2011 was $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of March 31, 2012 and December 31, 2011 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the three months ended March 31, 2012 and the year ended December 31, 2011 to the professional services provider on the June 29, 2010 Note. The balance of the June 29, 2010 Note owed to the professional services provider as of March 31, 2012 and as of December 31, 2011 was $21,046, net of debt discounts of $0.

During the three months ended March 31, 2012, the Company issued a total of 224,285,714 shares of common stock at an average conversion price of $.0002, or $35,500, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. During the year ended December 31, 2011, the Company issued a total of 461,747,495 shares of common stock at an average conversion price of $.0013, or $588,075, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances total $79,500 as of March 31, 2012 and $127,500 as of December 31, 2011, both net of debt discounts of $0.

September 29, 2010 Note

On September 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $150,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the note and recorded penalties of $15,074 to interest expense. During the three months ended March 31, 2012, the professional services provider (“Assignor”) entered into $40,000 plus accrued interest worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in all of the September 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the three months ended March 31, 2012 and the year ended December 31, 2011 to the professional services provider on the September 29, 2010 Note. The balance of the September 29, 2010 Note as of March 31, 2012 was $125,074 and as of December 31, 2011 was $165,074, both net of debt discounts of $0.

During the three months ended March 31, 2012, the Company issued a total of 450,000,000 shares of common stock at an average conversion price of $.000089, or $40,000, as repayment in full of the three months ended March 31, 2012 Assigned June 29, 2010 Note. The Assigned September 29, 2010 Notes balances total $0 as of March 31, 2012 and as of December 31, 2011, both net of debt discounts of $0.

October 15, 2010 Note 1

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $23,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 1 as of December 31, 2010 was $23,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $23,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 1 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $2,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the year ended December 31, 2011 to the professional services provider on the October 15, 2010 Note 1. The balance of the June October 15, 2010 Note 1 owed to the professional services provider as of March 31, 2012 and December 31, 2011 was $0, net of debt discounts of $0.

The Assigned October 15, 2010 Note 1 assigned balance total was $25,000 as of March 31, 2012 and December 31, 2011, net of debt discounts of $0.

October 15, 2010 Note 2

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $24,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 2 as of December 31, 2010 was $24,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $24,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 2 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $1,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the year ended December 31, 2011 to the professional services provider on the October 15, 2010 Note 2. The balance of the October 15, 2010 Note 2 owed to the professional services provider as of March 31, 2012 and December 31, 2011 was $0, net of debt discounts of $0.

The Assigned October 15, 2010 Note 2 assigned balance total was $25,000 as of March 31, 2012 and December 31, 2011, net of debt discounts of $0.

December 14, 2010 Note

On December 14, 2010 the Company borrowed $9,902 from Evolution Capital (“Evolution”) pursuant to a convertible promissory note.  The note bears interest at 24%, has a maturity date of May 14, 2011 and requires the Company to repay 110% of the amount borrowed. The Note also has a 36% default interest rate should the Note go into default. Evolution has the right to immediately convert the Note before the maturity date, into shares of the Company’s common stock at a discount of 65% of the average of the lowest 5 days’ trading prices of Common Stock of the 10 days prior to the conversion date. Since the note was immediately convertible into a variable number of shares based on a fixed monetary value the Company followed the guidance in ASC 480-10-25-14. This requires the note to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the debt is convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance, $18,389, was recognized as interest expense on the date of issuance. The balance of the convertible promissory note as of December 31, 2011 at its full fair value was $28,291, net of debt discounts of $0.

During the three months ended March 31, 2012, Evolution (as the “Assignor”) entered into $6,000 worth of certain assignment of debt agreements with a investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the December 14, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the three months ended March 31, 2012 to Evolution on the December 14, 2010 Note. The December 14, 2010 Note balance as of March 31, 2012 owed to Evolution was $3,902, net of debt discounts of $0.

During the three months ended March 31, 2012, the Company issued a total of 24,489,795 shares of common stock at an average conversion price of $.0002, or $6,000, as repayment in full of the three months ended March 31, 2012 Assigned December 14, 2010 Note. The three months ended March 31, 2012 Assigned December 14, 2010 Note balance total $0 as of March 31, 2012.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of March 31, 2012 and December 31, 2011 was $55,049, net of debt discounts of $0.

January 24, 2011 Note

On January 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $615 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of July 24, 2011 and has a 36% default interest rate should the note go into default. On July 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the January 24, 2011 Note as of March 31, 2014 and December 31, 2011 was $615, net of debt discounts of $0.

February 2, 2011 Note

On February 2, 2011 the Company issued an unsecured promissory note to a professional services provider for $500, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 2, 2011 and has a 36% default interest rate should the note go into default. On August 3, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the February 2, 2011 Note as of March 31, 2014 and December 31, 2011 was $500, net of debt discounts of $0.

February 24, 2011 Note

On February 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 24, 2011 and has a 36% default interest rate should the note go into default. On August 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. During the three months ended March 31, 2012, the Company issued a total of 220,000,000 shares of common stock at an average conversion price of $.00011, or $24,000 as partial repayment of the note. The balance of the February 24, 2011 Note as of March 31, 2012 was $16,000 and as of December 31, 2011 was $40,000, both net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has a 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. The balance of the March 29, 2011 Note as of March 31, 2012 and December 31, 2011 was $50,000, net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the March 31, 2011 Note as of March 31, 2012 and December 31, 2011 was $75,000, net of debt discounts of $0.

April 1, 2011 Note 1

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $1,336 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the April 1, 2011 Note 1 as of March 31, 2012 and December 31, 2011 was $1,336, net of debt discounts of $0.

April 1, 2011 Note 2

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the April 1, 2011 Note 2 as of March 31, 2012 and December 31, 2011 was $50,000, net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. The balance of the April 20, 2011 Note as of March 31, 2012 and December 31, 2011 was $4,000, net of debt discounts of $0.

May 12, 2011 Note

On May 12, 2011 the Company issued an unsecured promissory note to a professional services provider for $100,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of November 4, 2011 and has a 36% default interest rate should the note go into default. On November 5, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the May 12, 2011 Note as of March 31, 2012 and December 31, 2011 was $100,000, net of debt discounts of $0.

June 24, 2011 Note

On June 24, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 9.90% per annum, has a maturity date of June 24, 2012 and has a 20% default interest rate should the note go into default. On June 25, 2011 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the June 24, 2011 Note as of March 31, 2012 was $13,588, net of debt discounts of $6,412 and as of December 31, 2011 was $10,383, net of debt discounts of $9,617.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the June 30, 2011 Note as of March 31, 2012 and December 31, 2011 was $75,000, net of debt discounts of $0.

July 1, 2011 Note 1

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $10,500 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a certain assignment of the July 1, 2011 Note with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignee its right, title and interest in the July 1, 2011 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the Assigned July 1, 2011 Note 1 owed to the Assignee as of March 31, 2012 was $10,432, net of debt discounts of $68 and as of December 31, 2011 was $10,363, net of debt discounts of $137.

July 1, 2011 Note 2

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $30,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of January 1, 2012 and has a 36% default interest rate should the note go into default. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the July 1, 2011 Note 2 as of March 31, 2012 was $29,956, net of debt discounts of $44 and as of December 31, 2011 was $29,912, net of debt discounts of $88.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the July 26, 2011 Note as of March 31, 2012 was $12,300, net of debt discounts of $0 and as of December 31, 2011 was $11,364, net of debt discounts of $936.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. The balance of the August 26, 2011 Note as of March 31, 2012 was $16,940, net of debt discounts of $13,060 and as of December 31, 2011 was $10,410, net of debt discounts of $19,590.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. The balance of the September 19, 2011 Note as of March 31, 2012 was $15,628, net of debt discounts of $14,372 and as of December 31, 2011 was $8,443, net of debt discounts of $21,557.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. The balance of the September 22, 2011 Note as of March 31, 2012 was $13,540, net of debt discounts of $6,460 and as of December 31, 2011 was $10,310, net of debt discounts of $9,690.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. The balance of the September 30 Note as of March 31, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. The balance of the October 1, 2011 Note as of March 31, 2012 and December 31, 2011 was $40,700, net of debt discounts of $0.

October 7, 2011 Note

On October 7, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% fixed interest per annum and has a maturity date of April 7, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. The balance of the October 7, 2011 Note as of March 31, 2012 was $21,396, net of debt discounts of $3,604 and as of December 31, 2011 was $17,791, net of debt discounts of $7,209.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. The balance of the October 31, 2011 Note as of March 31, 2012 and December 31, 2011 was $25,000, net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. The balance of the November 2, 2011 Note as of March 31, 2012 was $14,546, net of debt discounts of $18,454 and as of December 31, 2011 was $5,319, net of debt discounts of $27,681.

December 13, 2011 Note

On December 13, 2011 the Company issued an unsecured convertible note to a professional services provider for $7,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of June 13, 2012 and has a 24% default interest rate should the note go into default. On June 14, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The balance of the December 13, 2011 Note as of March 31, 2012 was $5,301, net of debt discounts of $1,699 and as of March 31, 2012 and December 31, 2011 was $3,602, net of debt discounts of $3,399.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. The balance of the December 30, 2011 Note 1 as of March 31, 2012 and December 31, 2011 was $75,000, net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. The balance of the December 30, 2011 Note 2 as of March 31, 2012 and December 31, 2011 was $25,000, net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. The balance of the December 30, 2011 Note 3 as of March 31, 2012 and December 31, 2011 was $22,000, net of debt discounts of $0.

January 13, 2012 Note

On January 13, 2012 the Company borrowed $25,000 pursuant to an unsecured convertible note. The note bears interest at 12% per annum and has a maturity date of July 13, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The balance of the January 13, 2012 Note as of March 31, 2012 was $18,269, net of debt discounts of $6,731.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the January 24, 2012 Note as of March 31, 2012 was $2,316, net of debt discounts of $14,184.

February 15, 2012 Note

On February 15, 2012 the Company borrowed $22,500 pursuant to an unsecured promissory note. The note bears interest at 12% per annum and has a maturity date of August 15, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The balance of the February 15, 2012 Note as of March 31, 2012 was $16,442, net of debt discounts of $6,058.

February 20, 2012 Note

On February 20, 2012 the Company issued an unsecured convertible note to a professional services provider for $40,000 related to consulting services rendered. The note bears interest at 12% per annum and has a maturity date of August 20, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The balance of the February 20, 2012 Note as of March 31, 2012 was $29,231, net of debt discounts of $10,769.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. The balance of the February 28, 2012 Note as of March 31, 2012 was $20,000, net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the March 7, 2012 Note as of March 31, 2012 was $2,314, net of debt discounts of $7,686.

Note 6 – Capital Stock

Common Stock

Common Shares Issued for Services

During the three months ended March 31, 2012, the Company issued a total of 1,037,000,000 shares of common stock at an average per share purchase price of $0.00025, or $259,750. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the three months ended March 31, 2012.

Common Shares Issued for Debt and Accrued Interest

During the three months ended March 31, 2012, the Company issued a total of 1,168,775,509 shares of common stock at an average price of $0.00022 or $260,643 in the aggregate, as discussed in Note 5.

Class A Preferred Stock

Class A Preferred Shares Issued for Services

During the three months ended March 31, 2012, the Company issued 3 shares of the Company’s Class A Preferred stock at a price of $67,394 for $202,182 as consideration for services rendered to the Company.

Class B Preferred Stock

Class B Preferred Shares Issued for Services

During the three months ended March 31, 2012, the Company issued a total of 1,009, shares of Class B Preferred stock at an average per share purchase price of $2.50, or $2,523. The Company issued these shares as payment for various outside services received including consulting and marketing related services and recorded the value in administrative expenses during the three months ended March 31, 2012.

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the three months ended March 31, 2012 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2012	100,500,000	$0.01	2.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at March 31, 2012	100,500,000	$0.01	2.59
Exercisable	100,500,000	$0.01	2.59	$-

Weighted average fair value of options granted during three months ended March 31, 2012		$-

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	2.59	$0.01	100,500,000	$0.01

Note 7 – Subsequent Events

Subsequent New Debt

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

During the six months ended June 30, 2014 the Company borrowed $10,000 cash and incurred $2,000 in loan fees. During the nine months ended September 30, 2014 the Company borrowed $5,000 cash and incurred $1,000 in loan fees. During the nine months ended December 31, 2014 the Company borrowed $35,000 cash and incurred $7,000 in loan fees.

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

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the three months ended March 31, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

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

Subsequent Sales of Unregistered Securities

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
April 2, 2012	Assignee of Note Holder	100,000,000	$0.0001	$10,000	Conversion of Company debt	Common stock
April 3, 2012	Assignee of Note Holder	50,000,000	$0.0001	$2,500	Conversion of Company debt	Common stock
June 11, 2012	Assignee of Note Holder	1,500,000,000	$0.0001	$150,000	Conversion of Company debt	Common stock
June 25, 2012	Assignee of Note Holder	300,000,000	$0.0001	$15,000	Conversion of Company debt	Common stock
June 25, 2012	Officer at time of issuance	12,000,000,000	$0.000003	$40,000	Conversion of accrued salary	Common stock
June 25, 2012	Officer at time of issuance	12,000,000,000	$0.000003	$40,000	Conversion of accrued salary	Common stock
June 25, 2012	Officer at time of issuance	6,000,000,000	$0.000003	$20,000	Conversion of accrued salary	Common stock
August 25, 2012	Officer at time of issuance	13,445,378,151	$0.0001	$1,344,538	Employee compensation	Common stock
August 25, 2012	Officer at time of issuance	2	$67,394.00	$134,788	Services	Series A Preferred stock
September 5, 2012	Assignee of Note Holder	1,000,000,000	$0.0001	$100,000	Conversion of Company debt	Common stock
September 5, 2012	Assignee of Note Holder	750,000,000	$0.0001	$75,000	Conversion of Company debt	Common stock
September 5, 2012	Note Holder	2,000,000,000	$0.0001	$200,000	Conversion of Company debt	Common stock
September 5, 2012	Assignee of Note Holder	1,000,000,000	$0.0001	$100,000	Conversion of Company debt	Common stock
September 10, 2012	Officer at time of issuance	2,500,000	$10.18	$25,445,378	Conversion of Common stock	Series B Preferred stock
September 11, 2012	Assignee of Note Holder	1,000,000,000	$0.0001	$100,000	Conversion of Company debt	Common stock
September 18, 2012	Assignee of Note Holder	2,000,000,000	$0.0001	$200,000	Conversion of Company debt	Common stock
September 24, 2012	Note Holder	449,689,800	$0.0001	$22,484	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	3,000,000,000	$0.0001	$300,000	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	3,000,000,000	$0.0001	$300,000	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	3,000,000,000	$0.0001	$300,000	Conversion of Company debt	Common stock
October 4, 2012	Note Holder	2,250,000,000	$0.0001	$225,000	Conversion of Company debt	Common stock
October 19, 2012	Note Holder	2,000,000,000	$0.0001	$200,000	Conversion of Company debt	Common stock

Subsequent Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
February 8, 2013	Officer at time of issuance	1,200,000	$0.0001	$120.00	Conversion of 12,000,000,000 shares of Common stock	Series B Preferred stock
February 8, 2013	Officer at time of issuance	600,000	$0.0001	$60.00	Conversion of 6,000,000,000 shares of Common stock	Series B Preferred stock
February 28, 2013	Unaffiliated party	50,000,000	$0.0001	$5,000.00	Services	Common stock
February 28, 2013	Unaffiliated party	125,000,000	$0.0001	$12,500.00	Conversion of accrued expenses	Common stock
February 28, 2013	Unaffiliated party	125,000,000	$0.0001	$12,500.00	Conversion of accrued expenses	Common stock
March 12, 2013	Unaffiliated party	2,040,000,000	$0.0001	$204,000.00	Conversion of Company debt	Common stock
March 12, 2013	Unaffiliated party	2,323,000,000	$0.0001	$232,300.00	Conversion of Company debt	Common stock
April 5, 2013	Unaffiliated party	689,344,200	$0.0000	$34,467.00	Conversion of Company debt	Common stock
April 5, 2013	Unaffiliated party	685,438,400	$0.0001	$34,271.92	Conversion of Company debt	Common stock
April 5, 2013	Unaffiliated party	355,188,400	$0.0001	$17,759.42	Conversion of Company debt	Common stock
June 24, 2013	Officer at time of issuance	850,000,000	$0.0010	$810,000.00	Conversion of accrued salary	Common stock
June 24, 2013	Officer at time of issuance	866,000,000	$0.0010	$826,000.00	Conversion of accrued salary	Common stock
June 24, 2013	Officer at time of issuance	572,500,000	$0.0010	$552,507.00	Conversion of accrued salary	Common stock
December 31, 2013	Officer of Company	600,000,000	$0.0001	$60,000.00	Services	Common stock
December 31, 2013	Officer of Company	600,000,000	$0.0001	$60,000.00	Services	Common stock
December 31, 2013	Affiliate of Company	600,000,000	$0.0001	$60,000.00	Services	Common stock
December 31, 2013	Officer of Company	2	$67,394.00	$134,788.00	Services	Series A Preferred stock
December 31, 2013	Officer of Company	1	$67,394.00	$67,394.00	Services	Series A Preferred stock
December 31, 2013	Affiliate of Company	12	$67,394.00	$808,728.00	Services	Series A Preferred stock

Subsequent Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 31, 2014	Affiliate of Company	3,796,521,515	$0.00003	$113,895.65	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
January 31, 2014	Affiliate of Company	2	$1,670.00	$3,340.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series A Preferred stock
January 31, 2014	Affiliate of Company	441,930	$0.75	$331,447.50	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
March 25, 2014	Unaffiliated party	100,000,000	$0.0001	$10,000.00	Services	Common stock
March 31, 2014	Affiliate of Company	266,666,667	$0.00007	$20,000.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
April 14, 2014	Affiliate of Company	1,750,000,000	$0.002	$4,142,300.16	Conversion of 700,000 shares of Series B Preferred stock	Common stock
May 16, 2014	Unaffiliated party	860,000,000	$0.0001	$86,000.00	Services	Common stock
June 16, 2014	Unaffiliated party	1,428,571,429	$0.00007	$100,000.00	Conversion of Company debt	Common stock
September 23, 2014	Assignee of debtor	3,167,500,000	$0.00002	$55,082.83	Conversion of accrued other liabilities	Common stock
October 8, 2014	Unaffiliated party	183,690	$1.00	$183,690.00	Conversion of 1,836,896,308 shares of Common stock	Series B Preferred stock

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

On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the letter of intent and collaborative effort agreements, both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company.

On May 7, 2014, the Company entered into a letter of intent with Pro Peke Power LLC to lease to own an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space located at 1185 Gooden Xing, Largo, Florida. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. A cash deposit of $7,000 is also being applied to the purchase price. On June 16, 2014, the Company entered into the lease to own agreement with the aforementioned terms of the May 7, 2014 letter of intent. Since the lease is considered a capital lease, the Company recorded the $1,385,000 as a building asset and accrued other liability. On September 1, 2014, the Company began occupancy. The property purchase is expected to close early in the six months ended June 30, 2015.

On June 18, 2014, the Company entered into an asset purchase agreement to acquire all of the assets of Chubby Glass, LLC located in Boulder, Colorado for $189,000 cash terms. On September 26, 2014, the Company also entered into a five year employment agreement with one of Chubby Glass LLC’s principals, Eric Ernst, that commences on the closing date at a salary of $5,000 per month. The acquisition is expected to close early in the six months ended June 30, 2015.

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

The Company’s financial statements from the year ended December 31, 2009 through the six months ended June 30, 2013 each contains its audited or reviewed, as the case may be, consolidated financial statements for the Company and its subsidiaries, which includes RPS consolidated financials that were converted into United States Dollars (USD). The Company has included RPS and Newview as Company subsidiaries and accounted for as entities under common control, since RPS, Newview, and the Company had common management during this period of time. As the transaction combines two commonly controlled entities that historically, prior to October 27, 2009, have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The former management left the Company during the nine months ended September 30, 2013 (on August 21, 2013). Therefore beginning with the nine months ended September 30, 2013, entities under common control ceased to exist since the Company did not have the same management as RPS and Newview and the Company’s financial statements omit the RPS and Newview financial statements.

On January 24, 2014, the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. In general, the CE Agreement provides that the two ranking executive officers of both companies will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company.

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

Results of Operations

Comparison of the Three months ended March 31, 2012 and March 31, 2011

Revenues

During the three months ended March 31, 2012 and March 31, 2011 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses increased $432,005 to $808,233 for the three months ended March 31, 2012, from $376,228 for the three months ended March 31, 2011. The increase was primarily related to increases of $56,940 in professional fees and $316,982 in consulting fees.

Other Income (Expense)

Other income (expense) decreased by $82,831 to $(287,624) for the three months ended March 31, 2012, from $(204,793) for the three months ended March 31, 2011. The increase in expense was primarily due an increase in interest expense due to a decline in the mix of interest terms.

Net Loss

Comprehensive loss was $1,095,857 and $615,373 for the three months ended March 31, 2012 and March 31, 2011, respectively. Net loss was attributable to a lack of revenue, together with the substantial loss on conversion of debt and settlement of accrued interest, as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a working capital deficit of $5,811,307 and stockholders’ deficit of $5,823,732, at March 31, 2012.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of March 31, 2012, the Company’s total liabilities were $5,828,273, with a working capital deficit of $5,811,307. See Note 4 – Related Party Transactions and Note 5 – Notes Payable of the Company’s unaudited financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash used in operating activities was $(110,972) and $53,725 for the three months ended March 31, 2012 and March 31, 2011, respectively. Cash was primarily used to fund our net losses from operations.

The Company used $0 net cash in investing activities for the three months ended March 31, 2012 and March 31, 2011, respectively.

Net cash provided by financing activities was $94,000 and $8,002 for the three months ended March 31, 2012 and March 31, 2011, respectively. During the three months ended March 31, 2012, we received cash of $94,000 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2012, our company has accumulated losses of $9,738,066. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2011, the Company’s independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon our ability to raise additional financial support. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the three months ended March 31, 2012 in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

We are not a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 9, 2012	Unaffiliated party	75,000,000	$0.0007	$52,500	Services	Common stock
January 9, 2012	Unaffiliated party	50,000,000	$0.0007	$35,000	Services	Common stock
January 9, 2012	Officer at time of issuance	1	$67,394.00	$67,394	Services	Series A Preferred stock
January 9, 2012	Officer at time of issuance	1	$67,394.00	$67,394	Services	Series A Preferred stock
January 9, 2012	Officer at time of issuance	1	$67,394.00	$67,394	Services	Series A Preferred stock
January 19, 2012	Assignee of Note Holder	24,489,795	$0.0007	$17,143	Conversion of Company debt	Common stock
January 26, 2012	Unaffiliated party	10,000,000	$0.0007	$7,000	Services	Common stock
February 2, 2012	Note Holder	71,428,571	$0.0005	$35,714	Conversion of Company debt	Common stock
February 2, 2012	Assignee of Note Holder	71,428,571	$0.0005	$35,714	Conversion of Company debt	Common stock
February 21, 2012	Assignee of Note Holder	75,000,000	$0.0004	$30,000	Conversion of Company debt	Common stock
February 22, 2012	Unaffiliated party	2,500,000	$0.0005	$1,250	Services	Common stock
February 29, 2012	Note Holder	110,000,000	$0.0002	$16,500	Conversion of Company debt	Common stock
March 1, 2012	Assignee of Note Holder	71,428,571	$0.0004	$28,571	Conversion of Company debt	Common stock
March 2, 2012	Assignee of Note Holder	125,000,000	$0.0002	$25,000	Conversion of Company debt	Common stock
March 7, 2012	Unaffiliated party	(500,000)	$0.0020	($1,000)	Services	Common stock
March 7, 2012	Unaffiliated party	1,000	$2.50	$2,500	Services	Series B Preferred stock
March 7, 2012	Unaffiliated party	9	$2.50	$23	Services	Series B Preferred stock
March 9, 2012	Assignee of Note Holder	250,000,000	$0.0002	$50,000	Conversion of Company debt	Common stock
March 12, 2012	Assignee of Note Holder	10,000,000	$0.0002	$2,000	Conversion of Company debt	Common stock
March 13, 2012	Unaffiliated party	750,000,000	$0.0002	$150,000	Services	Common stock
March 13, 2012	Assignee of Note Holder	250,000,000	$0.0001	$12,500	Conversion of Company debt	Common stock

Sales of Unregistered Securities (Continued)

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
March 14, 2012	Note Holder	110,000,000	$0.0001	$7,500	Conversion of Company debt	Common stock
March 28, 2012	Unaffiliated party	150,000,000	$0.0001	$15,000	Services	Common stock

These shares were issued in reliance on exemptions form registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

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

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director	March 24, 2015
Tammy Taylor	(principal executive officer and principal financial officer)

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	March 24, 2015
M. Aimee Coleman

