Form 10-Q
period 2012-09-30
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$17,544
Accounts receivable, net	-	-
Total current assets	-	17,544
Property and equipment, net	3,913	6,587

Total assets	$3,913	$24,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$797,072	$723,668
Related party payable	277,747	281,082
Notes payable	1,892,440	1,654,545
Accrued interest	1,367,582	1,303,569
Wage and payroll taxes payable	1,837,281	1,442,332
Income taxes payable	120,252	121,131
Total current liabilities	6,292,374	5,526,327
Deferred tax liabilities	15,800	15,916
Total long-term liabilities	15,800	15,916

Total liabilities	6,308,174	5,542,243

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

(Continued)

	September 30, 2012	December 31, 2011
	(Unaudited)
Stockholders’ Deficit:
Class A preferred as of September 30, 2012; ($.0001 par value) 1,000,000 shares authorized, 7 shares outstanding as of September 30, 2012 and 2 shares outstanding as of December 31, 2011	-	-
Class B preferred as of September 30, 2012; ($2.50 par value) 10,000,000 shares authorized, 2,694,298 shares outstanding as of September 30, 2012 and 193,289 shares issued and outstanding as of December 31, 2011	6,735,745	483,222
Common stock as of September 30, 2012; (no par value) 50,000,000,000 shares authorized, 32,233,744,154 shares outstanding at September 30, 2012 and 1,878,278,845 shares outstanding at December 31, 2011	(20,148,864)	2,209,651
Preferred Class A additional paid in capital	471,760	134,790
Preferred Class B additional paid in capital	19,366,825	171,448
Accumulated other comprehensive income	165,075	159,389
Accumulated deficit	(12,860,399)	(8,642,209)
Total Garb Oil & Power stockholders’ deficit	(6,269,858)	(5,483,709)
Non-controlling interest	(34,403)	(34,403)
Total stockholders’ deficit	(6,304,261)	(5,518,112)
Total liabilities and stockholders’ deficit	$3,913	$24,131

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Selling, general and administrative	$1,680,969	$1,977,886
Total Operating Expenses	1,680,969	1,977,886

LOSS FROM OPERATIONS	(1,680,969)	(1,977,886)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(766,899)	(313,401)
Interest expense	(106,138)	(277,430)
Total Other Income (Expense)	(873,037)	(590,831)
LOSS BEFORE INCOME TAXES	(2,554,006)	(2,568,717)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(2,554,006)	(2,568,717)
Net Income (loss) attributable to non-controlling interest	-	(1,926)

LOSS ATTRIBUTABLE TO GARB OIL & POWER	(2,554,006)	(2,566,791)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	62,224

TOTAL COMPREHENSIVE LOSS	(2,554,006)	(2,504,567)
Comprehensive income (loss) attributable to non-controlling interest	-	(12,445)
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(2,554,006)	$(2,517,012)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	36,800,945,503	1,137,573,048

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Selling, general and administrative	$2,870,325	$2,745,548
Total Operating Expenses	2,870,325	2,745,548

LOSS FROM OPERATIONS	(2,870,325)	(2,745,548)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(874,681)	(435,789)
Other income (loss)	(2,594)	-
Interest expense	(470,590)	(772,983)
Total Other Income (Expense)	(1,347,865)	(1,208,772)
LOSS BEFORE INCOME TAXES	(4,218,190)	(3,954,320)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(4,218,190)	(3,954,320)
Net Income (loss) attributable to non-controlling interest	-	(3,846)

LOSS ATTRIBUTABLE TO GARB OIL & POWER	(4,218,190)	(3,950,474)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	(423)

TOTAL COMPREHENSIVE LOSS	(4,218,190)	(3,950,897)
Comprehensive income (loss) attributable to non-controlling interest	-	(85)
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(4,218,190)	$(3,950,812)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	15,509,942,874	513,024,039

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,218,190)	$(3,950,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	-	(3,846)
Depreciation expense	84	4,878
Debt issued for services	195,213	766,137
Common stock issued for services	259,750	1,537,626
Common stock issued for employee compensation	1,344,536	-
Preferred stock issued for services	339,493	-
(Gain) loss on extinguishment of debt	874,681	435,789
Amortization of debt discount	211,660	-
Disposition of Fixed Asset	2,594	-
Bad debt expense	102,557	-
Changes in operating assets and liabilities:
Accounts receivable	(102,557)	-
Prepaid expenses and other current assets	-	120,247
Accounts payable and accrued expenses	74,705	288,466
Accrued interest	258,930	217,094
Wages and payroll taxes payable	495,000	393,958
Income taxes payable	-	948
Net cash used in operating activities	(161,544)	(189,177)

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	144,000	234,700
Bank overdraft	-	9,769
Payments on notes payable	-	(11,579)
Net cash provided by financing activities	144,000	232,890
Net increase (decrease) in cash	(17,544)	43,713
Effect of exchange rate changes on cash	-	(10,129)
Cash at beginning of period	17,544	2
Cash at end of period	$-	$33,586

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$43,035
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$319,234	$564,865
Debt discount	$146,949	$-
Common shares issued for settlement of accounts payable	$-	$52,929
Common shares issued for accrued compensation	$100,000	$-
Common shares issued for converting Class B preferred shares	$-	$29,287
Common shares exchanged for Class B preferred shares	$25,445,377	$-
Accrued interest reclassified to notes payable	$167,110	$-
Accounts payable reclassed to notes payable	$-	$80,000

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $(2,554,007) for the nine months ended September 30, 2012 and has a net accumulated deficit of $(12,860,399). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Property And Equipment

The major classes of equipment as of September 30, 2012 and December 31, 2011 are as follows:

			Estimated
			Service Lives
	September 30, 2012	December 31, 2011	in Years
Office equipment & furniture	$34,495	$34,452	3-7

Total property and equipment	34,495	34,452

Less accumulated depreciation	(30,581)	(27,865)

Property and equipment, net	$3,913	$6,587

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

In August 2012, the Company approved the issuance of 13,445,378,151 shares of Common Stock to John Rossi for compensation of $1,344,536.

In August 2012, the Company approved the issuance of 2 shares of Class A Preferred Stock to John Rossi for services of $134,788.

In September 10, 2012, John Rossi converted the 25,445,378,151 shares of Common Stock received during June and August 2012 to 2,500,000 shares of Class B Preferred Stock using a stated conversion rate of $10.18.

Related party payable consisted of the following at September 30, 2012:

September 30, 2012

Accounts payable to a related parties, due on demand, no interest, unsecured	$50,556

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	227,991

Total	$277,747

As of September 30, 2012, accounts receivable related to cash received by management without supportive cash receipts was $248,307. As of September 30, 2012, allowances for bad debt was $248,307, resulting in net accounts receivable from related party balances as of September 30, 2012 as $0.

Note 5 – Notes Payable

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. The balance of the Note as of September 30, 2012 and December 31, 2011 was $10,000, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of September 30, 2012 and December 31, 2011 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of September 30, 2012 and December 31, 2011 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of September 30, 2012 and December 31, 2011 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. The balance of the Note as of September 30, 2012 and December 31, 2011 was $53,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of September 30, 2012 and December 31, 2011 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of September 30, 2012 and December 31, 2011 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the nine months ended September 30, 2012, the Company issued a total of 2,000,000,000 shares of common stock at an average conversion price of $.000001, or $2,000 as repayment to the original debt holder for accrued interest. During the nine months ended September 30, 2012 the original debt holder assigned $49,000 worth of note’s principal and accrued interest. During the year ended December 31, 2011 the original debt holder assigned $80,000 worth of the note’s principal. The balance of the October 11, 2007 Note owed to the original debt holder as of September 30, 2012 was $11,577 and as of December 31, 2011 was $49,327, both net of debt discounts of $0.

During the nine months ended September 30, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the nine months ended September 30, 2012 Assigned October 11, 2007 Note. During the year ended December 31, 2011, the Company issued a total of 99,523,810 shares of common stock at an average conversion price of $.0008, or $80,000, as repayment for all of the year ended December 31, 2011 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of September 30, 2012 and $0 as of December 31, 2011, both net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of September 30, 2012 and December 31, 2011 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of September 30, 2012 and December 31, 2011 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of September 30, 2012 and December 31, 2011 was $3,000, net of debt discounts of $0.

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

During the year ended December 31, 2011, the Company issued a total of 27,459,418 shares of common stock at an average conversion price of $.0039, or $108,149, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of September 30, 2012 and as of December 31, 2011 was $0.

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

During the year ended December 31, 2011, the Company issued a total of 40,464,215 shares of common stock at an average conversion price of $.0018, or $72,166, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of September 30, 2012 and as of December 31, 2011 was $0.

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

During the year ended December 31, 2011, the Company issued a total of 40,660,440 shares of common stock at an average conversion price of $.0020, or $80,786, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of September 30, 2012 and as of December 31, 2011 was $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of September 30, 2012 and December 31, 2011 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011 to the professional services provider on the June 29, 2010 Note. The balance of the June 29, 2010 Note owed to the professional services provider as of September 30, 2012 and as of December 31, 2011 was $21,046, net of debt discounts of $0.

During the nine months ended September 30, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. During the year ended December 31, 2011, the Company issued a total of 461,747,495 shares of common stock at an average conversion price of $.0013, or $588,075, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. $31,500 of the Assigned June 29, 2010 Note was consolidated into the June 16, 2012 Note. The Assigned June 29, 2010 Notes balances total $57,000 as of September 30, 2012 and $127,500 as of December 31, 2011, both net of debt discounts of $0.

September 29, 2010 Note

On September 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $150,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the note and recorded penalties of $15,074 to interest expense. During the nine months ended September 30, 2012, the professional services provider (“Assignor”) entered into $165,074 plus accrued interest worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in all of the September 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011 to the professional services provider on the September 29, 2010 Note. The balance of the September 29, 2010 Note as of September 30, 2012 was $0 and as of December 31, 2011 was $165,074, both net of debt discounts of $0.

During the nine months ended September 30, 2012, the Company issued a total of 1,950,000,000 shares of common stock at an average conversion price of $.000097, or $190,000, as repayment in full of the nine months ended September 30, 2012 Assigned June 29, 2010 Note. The Assigned September 29, 2010 Notes balances total $0 as of September 30, 2012 and as of December 31, 2011, both net of debt discounts of $0.

October 15, 2010 Note 1

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $23,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 1 as of December 31, 2010 was $23,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $23,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 1 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $2,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011 to the professional services provider on the October 15, 2010 Note 1. The balance of the October 15, 2010 Note 1 owed to the professional services provider as of September 30, 2012 and as of December 31, 2011 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 1’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 1 assigned balance total as of September 30, 2012 was $0 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

October 15, 2010 Note 2

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $24,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 2 as of December 31, 2010 was $24,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $24,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 2 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $1,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011 to the professional services provider on the October 15, 2010 Note 2. The balance of the October 15, 2010 Note 2 owed to the professional services provider as of September 30, 2012 and as of December 31, 2011 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 2’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 2 assigned balance total as of September 30, 2012 was $0 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

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

During the nine months ended September 30, 2012, Evolution (as the “Assignor”) entered into $6,000 worth of certain assignment of debt agreements with a investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the December 14, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the nine months ended September 30, 2012 to Evolution on the December 14, 2010 Note. The December 14, 2010 Note’s outstanding $3,902 principal plus accrued interest was consolidated into the June 16, 2012 Note. The December 14, 2010 Note balance as of September 30, 2012 owed to Evolution was $0, net of debt discounts of $0.

During the nine months ended September 30, 2012, the Company issued a total of 24,489,795 shares of common stock at an average conversion price of $.0002, or $6,000, as repayment in full of the nine months ended September 30, 2012 Assigned December 14, 2010 Note. The nine months ended September 30, 2012 Assigned December 14, 2010 Note balance total $0 as of September 30, 2012.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of September 30, 2012 and December 31, 2011 was $55,049, net of debt discounts of $0.

January 24, 2011 Note

On January 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $615 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of July 24, 2011 and has a 36% default interest rate should the note go into default. On July 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $615 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 24, 2011 Note as of September 30, 2012 was $0 and as of December 31, 2011 was $615, both net of debt discounts of $0.

February 2, 2011 Note

On February 2, 2011 the Company issued an unsecured promissory note to a professional services provider for $500, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 2, 2011 and has a 36% default interest rate should the note go into default. On August 3, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the February 2, 2011 Note as of September 30, 2012 was $0 and as of December 31, 2011 was $500, both net of debt discounts of $0.

February 24, 2011 Note

On February 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 24, 2011 and has a 36% default interest rate should the note go into default. On August 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. During the nine months ended September 30, 2012, the Company issued a total of 220,000,000 shares of common stock at an average conversion price of $.00011, or $24,000 as partial repayment of the note. The note’s remaining outstanding $16,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 24, 2011 Note as of September 30, 2012 was $0 and as of December 31, 2011 was $40,000, both net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has a 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. The balance of the March 29, 2011 Note as of September 30, 2012 and December 31, 2011 was $50,000, net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the March 31, 2011 Note as of September 30, 2012 and December 31, 2011 was $75,000, net of debt discounts of $0.

April 1, 2011 Note 1

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $1,336 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $1,336 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 1 as of September 30, 2012 was $0 and as of December 31, 2011 was $1,336, both net of debt discounts of $0.

April 1, 2011 Note 2

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $50,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 2 as of September 30, 2012 was $0 and as of December 31, 2011 was $50,000, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. The balance of the April 20, 2011 Note as of September 30, 2012 and December 31, 2011 was $4,000, net of debt discounts of $0.

May 12, 2011 Note

On May 12, 2011 the Company issued an unsecured promissory note to a professional services provider for $100,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of November 4, 2011 and has a 36% default interest rate should the note go into default. On November 5, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $100,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the May 12, 2011 Note as of September 30, 2012 was $0 and as of December 31, 2011 was $100,000, both net of debt discounts of $0.

June 24, 2011 Note

On June 24, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 9.90% per annum, has a maturity date of June 24, 2012 and has a 20% default interest rate should the note go into default. During the nine months ended September 30, 2012, the Company issued a total of 449,689,800 shares of common stock at an average conversion price of $.00005, or $22,484 as repayment in full of the note, principal ($20,000) and accrued interest ($2,484). The balance of the June 24, 2011 Note as of September 30, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $10,383, net of debt discounts of $9,617.

July 1, 2011 Note 1

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $10,500 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a certain assignment of the July 1, 2011 Note with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignee its right, title and interest in the July 1, 2011 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The note’s outstanding Assigned $10,500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the Assigned July 1, 2011 Note 1 owed to the Assignee as of September 30, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $10,363, net of debt discounts of $137.

July 1, 2011 Note 2

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $30,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of January 1, 2012 and has a 36% default interest rate should the note go into default. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $30,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the July 1, 2011 Note 2 as of September 30, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $29,912, net of debt discounts of $88.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the July 26, 2011 Note as of September 30, 2012 was $12,300, net of debt discounts of $0 and as of December 31, 2011 was $11,364, net of debt discounts of $936.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the August 26, 2011 Note as of September 30, 2012 was $30,000, net of debt discounts of $0 and as of December 31, 2011 was $10,410, net of debt discounts of $19,590.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the September 19, 2011 Note as of September 30, 2012 was $30,000, net of debt discounts of $0 and as of December 31, 2011 was $8,443, net of debt discounts of $21,557.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. On September 23, 2012 the Company defaulted on the note. The balance of the September 22, 2011 Note as of September 30, 2012 was $20,000, net of debt discounts of $0 and as of December 31, 2011 was $10,310, net of debt discounts of $9,690.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. The balance of the September 30 Note as of September 30, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of September 30, 2012 and as of December 31, 2011 was $40,700, both net of debt discounts of $0.

October 7, 2011 Note

On October 7, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% fixed interest per annum and has a maturity date of April 7, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On April 8, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $25,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the October 7, 2011 Note as of September 30, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $17,791, net of debt discounts of $7,209.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. The balance of the October 31, 2011 Note as of September 30, 2012 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. The balance of the November 2, 2011 Note as of September 30, 2012 was $33,000, net of debt discounts of $0 and as of December 31, 2011 was $5,319, net of debt discounts of $27,681.

December 13, 2011 Note

On December 13, 2011 the Company issued an unsecured convertible note to a professional services provider for $7,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of June 13, 2012 and has a 24% default interest rate should the note go into default. On June 14, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The note’s outstanding $7,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the December 13, 2011 Note as of September 30, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $3,602, net of debt discounts of $3,399.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 1 as of September 30, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 2 as of September 30, 2012 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of September 30, 2012 and as of December 31, 2011 was $22,000, both net of debt discounts of $0.

January 13, 2012 Note

On January 13, 2012 the Company borrowed $25,000 pursuant to an unsecured convertible note. The note bears interest at 12% per annum and has a maturity date of July 13, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 13, 2012 Note as of September 30, 2012 was $0, net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the January 24, 2012 Note as of September 30, 2012 was $6,950, net of debt discounts of $9,550.

February 15, 2012 Note

On February 15, 2012 the Company borrowed $22,500 pursuant to an unsecured promissory note. The note bears interest at 12% per annum and has a maturity date of August 15, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $22,500 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 15, 2012 Note as of September 30, 2012 was $0, net of debt discounts of $0.

February 20, 2012 Note

On February 20, 2012 the Company issued an unsecured convertible note to a professional services provider for $40,000 related to consulting services rendered. The note bears interest at 12% per annum and has a maturity date of August 20, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $40,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 20, 2012 Note as of September 30, 2012 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. The balance of the February 28, 2012 Note as of September 30, 2012 was $20,000, net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the March 7, 2012 Note as of September 30, 2012 was $6,943, net of debt discounts of $3,057.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 16, 2012 Note as of September 30, 2012 was $14,964, net of debt discounts of $5,036.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 23, 2012 Note as of September 30, 2012 was $6,842, net of debt discounts of $8,158.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the June 16, 2012 Note as of September 30, 2012 was $700,000, net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note as of September 30, 2012 was $5,610, net of debt discounts of $9,390.

Note 6 – Capital Stock

Common Stock

Common Shares Issued for Services

During the nine months ended September 30, 2012, the Company issued a total of 1,037,000,000 shares of common stock at an average per share purchase price of $0.00025, or $259,750. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the nine months ended September 30, 2012.

Common Shares Issued for Employees Compensation

During the nine months ended September 30, 2012, the Company issued a total of 13,445,378,151 shares of common stock to employees as bonuses at an average price of $0.0001 or $1,344,536 in the aggregate and was valued at the market price on the respective dates of issuance.

Common Shares Issued for Debt and Accrued Interest

During the nine months ended September 30, 2012, the Company issued a total of 11,318,465,309 shares of common stock at an average price of $0.0001 or $1,235,627 in the aggregate, as discussed in Note 5.

Common Shares Issued for Accrued Salary

During the nine months ended September 30, 2012, the Company issued a total of 30,000,000,000 shares of common stock at an average price of $0.000003 or $100,000 in the aggregate and was valued at the market price on the respective date of issuance.

Common Stock converted to Class B Preferred Stock

During the nine months ended September 30, 2012, 25,445,378,151 shares of Common Stock were converted to 2,500,000 shares of Class B Preferred Stock at the conversion rate of $10.18.

Class A Preferred Stock

Class A Preferred Shares Issued for Services

During the nine months ended September 30, 2012, the Company issued 5 shares of the Company’s Class A Preferred stock at a price of $67,394 for $336,970 as consideration for services rendered to the Company.

Class B Preferred Stock

Class B Preferred Shares Issued for Services

During the nine months ended September 30, 2012, the Company issued a total of 1,009, shares of Class B Preferred stock at an average per share purchase price of $2.50, or $2,523. The Company issued these shares as payment for various outside services received including consulting and marketing related services and recorded the value in administrative expenses during the nine months ended September 30, 2012.

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the nine months ended September 30, 2012 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2012	100,500,000	$0.01	2.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at September 30, 2012	100,500,000	$0.01	2.09
Exercisable	100,500,000	$0.01	2.09	$-

Weighted average fair value of options granted during nine months ended September 30, 2012		$-

The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	2.09	$0.01	100,500,000	$0.01

Note 7 – Subsequent Events

Subsequent New Debt

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

During the nine months ended June 30, 2014 the Company borrowed $10,000 cash and incurred $2,000 in loan fees. During the nine months ended September 30, 2014 the Company borrowed $5,000 cash and incurred $1,000 in loan fees. During the nine months ended December 31, 2014 the Company borrowed $35,000 cash and incurred $7,000 in loan fees.

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

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the nine months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.

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

On May 7, 2014, the Company entered into a letter of intent with Pro Peke Power LLC to lease to own an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space located at 1185 Gooden Xing, Largo, Florida. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. A cash deposit of $7,000 is also being applied to the purchase price. On June 16, 2014, the Company entered into the lease to own agreement with the aforementioned terms of the May 7, 2014 letter of intent. Since the lease is considered a capital lease, the Company recorded the $1,385,000 as a building asset and accrued other liability. On September 1, 2014, the Company began occupancy. The property purchase is expected to close early in the nine months ended June 30, 2015.

On June 18, 2014, the Company entered into an asset purchase agreement to acquire all of the assets of Chubby Glass, LLC located in Boulder, Colorado for $189,000 cash terms. On September 26, 2014, the Company also entered into a five year employment agreement with one of Chubby Glass LLC’s principals, Eric Ernst, that commences on the closing date at a salary of $5,000 per month. The acquisition is expected to close early in the nine months ended June 30, 2015.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

Revenues

During the three months ended September 30, 2012 and September 30, 2011 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $296,917 to $1,680,969 for the three months ended September 30, 2012, from $1,977,886 for the three months ended September 30, 2011. The decrease was primarily related to travel expenses decreasing $200,876.

Other Income (Expense)

Other income (expense) decreased by $282,206 to $(873,037) for the three months ended September 30, 2012, from $(590,831) for the three months ended September 30, 2011. The decrease in expense was primarily due a decrease in interest expense due to an improved mix of interest terms.

Net Loss

Comprehensive loss was $2,554,006 and $2,517,012 for the three months ended September 30, 2012 and September 30, 2011, respectively. Net loss was attributable to a lack of revenue, together with the substantial loss on conversion of debt and settlement of accrued interest, as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2011

Revenues

During the nine months ended September 30, 2012 and September 30, 2011 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses increased $124,777 to $2,870,325 for the nine months ended September 30, 2012, from $2,745,548 for the nine months ended September 30, 2011. The increase was related to an increase in employee compensation of $400,249. The increase was partially offset by a decrease in travel expenses of $200,876.

Other Income (Expense)

Other income (expense) decreased by $139,093 to $(1,347,865) for the nine months ended September 30, 2012, from $(1,208,772) for the nine months ended September 30, 2011. The decrease in expense was primarily due a decrease of $(302,393) in interest expense due to an improved mix of interest terms. The decrease was partially offset by an increase in loss on extinguishment of debt of $438,892.

Net Loss

Comprehensive loss was $4,218,190 and $3,950,812 for the nine months ended September 30, 2012 and September 30, 2011, respectively. Net loss was attributable to a lack of revenue, together with the substantial loss on conversion of debt and settlement of accrued interest, as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a working capital deficit of $6,292,374 and stockholders’ deficit of $6,304,261 at September 30, 2012.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of September 30, 2012, the Company’s total liabilities were $6,308,174, with a working capital deficit of $6,292,374. See Note 4 – Related Party Transactions and Note 5 – Notes Payable of the Company’s unaudited financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash used in operating activities was $(161,544) and $(189,177) for the nine months ended September 30, 2012 and September 30, 2011, respectively. Cash was primarily used to fund our net losses from operations.

The Company used $0 net cash in investing activities for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Net cash provided by financing activities was $144,000 and $232,890 for the nine months ended September 30, 2012 and September 30, 2011, respectively. During the nine months ended September 30, 2012, we received cash of $144,000 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2012, our company has accumulated losses of $12,860,399. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the nine months ended September 30, 2012 in all material respects.

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

