Form 10-K
period 2012-12-31
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $554,091.

The number of shares of issuer’s common stock outstanding as of March 9, 2015: 47,497,578,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Garb” are to the combined business of Garb Oil & Power Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Commission” refers to the Securities and Exchange Commission;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“former management” refers to following individuals, who collectively represent all of the Company’s directors and executive officers that resigned on August 21, 2013:

●	John Rossi is the Company’s former Chief Executive Officer, President, Director, Principal Financial Officer and Principal Accounting Officer.

●	Igor Plahuta is the Company’s former Chief Technology Officer and Director.

●	Alan Fleming is the Company’s former Chief Operations Officer and Director; and

●	“current management” or “management of the Company” or “management” refers to the following individuals, who represent the directors and executive officers of the Company as of the date of this annual report on Form 10-K, and those officers and directors that were appointed on August 21, 2013, after former management resigned:

●	Tammy Taylor is the Company’s current Chief Executive Officer, President, Director and Principal Financial Officer.

●	M. Aimee Coleman is current Corporate Secretary and Principal Accounting Officer.

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

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2012 and 2011, the Company has not expended funds on research and development activities. Garb plans to grow its research and development budget to 8% of its revenue during 2015.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted in The OTC Pink tier of the OTC Markets under the symbol of “GARB”.

The following table sets forth the range of high and low representative bid quotations for the periods indicated.

	High	Low
Fiscal Year 2012
First Quarter	$0.0008	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0020	$0.0001

	High	Low
Fiscal Year 2011
First Quarter	$0.0085	$0.0017
Second Quarter	$0.0075	$0.0012
Third Quarter	$0.0075	$0.0014
Fourth Quarter	$0.0017	$0.0006

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

Results of Operations

Comparison of the Year Ended December 31, 2012 and 2011

Revenues

During the years ended December 31, 2012 and 2011, the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $217,318 to $3,054,996 for the year ended December 31, 2012, from $3,272,314 for the year ended December 31, 2011. The decrease was related to travel expenses decreasing $200,876, promotion expense decreasing $211,723, professional fees decreasing $276,379, and bad debt expenses decreasing $43,234. These decreases were partially offset by an increase in consulting fees of $213,330 and an increase of employee compensation of $334,538.

Interest Expense

Interest expense was $536,800 and $681,035 for the years ended December 31, 2012 and 2011, respectively. The decrease in expense was primarily due to an improved mix of interest terms.

Loss on Conversion of Debt and Settlement of Accrued Interest

Loss on conversion of debt and settlement of accrued interest was $2,186,430 and $582,605 for the years ended December 31, 2012 and 2011, respectively. This is a non-cash expense reported on the statements of operations. The substantial increase in expense was due to a substantial increase in the average conversion rate of debt and settlement of accrued interest below the average market value of the Company stock at the time the shares were issued.

Net Loss

Comprehensive loss was $5,780,798 and $4,532,677 for the years ended December 31, 2012 and 2011, respectively. Net loss was attributable to a lack of revenue, together with the substantial loss on conversion of debt and settlement of accrued interest, as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a working capital and stockholders’ deficit of $6,563,647 and $5,518,112, respectively, at December 31, 2012 and December 31, 2011.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of December 31, 2012, the Company’s total liabilities were $6,567,536, with a working capital deficit of $6,563,647. See Note 4 – Related Party Transactions, Note 6 – Commitments to Date and Note 8 – Notes Payable of the Company’s financial statements appearing elsewhere in this annual report on Form 10-K.

Net cash used in operating activities was $(157,842) and $(268,016) for the years ended December 31, 2012 and 2011, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was $0 and $(3,997) for the years ended December 31, 2012 and 2011, respectively. The lower cash used in investing activities during the year ended December 31, 2012 occurred since the Company did not use cash that was received for investing activities.

Net cash provided by financing activities was $144,000 and $242,300 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we received cash of $144,000 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2012 and 2011, the Company has incurred a net loss of $5,780,798 and $4,532,677, respectively, and as of December 31, 2012, the Company’s accumulated deficit was $14,423,007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-37 of this annual report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Garb Oil & Power Corporation

Largo, Florida

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s continual net losses and large accumulated deficit, among other issues, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 24, 2015

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$3	$17,544
Accounts receivable, net	-	-
Total current assets	3	17,544
Property and equipment, net	3,886	6,587

Total assets	$3,889	$24,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$819,677	$723,668
Related party payable	290,519	281,082
Notes payable	1,892,737	1,654,545
Accrued interest	1,420,243	1,303,569
Wage and payroll taxes payable	2,004,498	1,442,332
Income taxes payable	123,619	121,131
Total current liabilities	6,551,293	5,526,327
Deferred tax liabilities	16,243	15,916
Total long-term liabilities	16,243	15,916

Total liabilities	6,567,536	5,542,243

Stockholders’ Deficit:
Class A preferred as of December 31, 2012; ($.0001 par value) 1,000,000 shares authorized, 7 shares outstanding as of December 31, 2012 and 2 shares outstanding as of December 31, 2011	-	-
Class B preferred as of December 31, 2012; ($2.50 par value) 10,000,000 shares authorized, 2,694,298 shares outstanding as of December 31, 2012 and 193,289 shares issued and outstanding as of December 31, 2011	6,735,745	483,222
Common stock as of December 31, 2012; (no par value) 50,000,000,000 shares authorized, 45,483,744,154 shares outstanding at December 31, 2012 and 1,878,278,845 shares outstanding at December 31, 2011	(18,823,864)	2,209,651
Preferred Class A additional paid in capital	471,760	134,790
Preferred Class B additional paid in capital	19,366,825	171,448
Accumulated other comprehensive income	143,297	159,389
Accumulated deficit	(14,423,007)	(8,642,209)
Total Garb Oil & Power stockholders’ deficit	(6,529,244)	(5,483,709)
Non-controlling interest	(34,403)	(34,403)
Total stockholders’ deficit	(6,563,647)	(5,518,112)
Total liabilities and stockholders’ deficit	$3,889	$24,131

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011
OPERATING EXPENSES
Selling, general and administrative	$3,054,996	$3,272,314
Total Operating Expenses	3,054,996	3,272,314

LOSS FROM OPERATIONS	(3,054,996)	(3,272,314)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(2,186,430)	(582,605)
Other income (loss)	(2,572)	-
Interest expense	(536,800)	(681,035)
Total Other Income (Expense)	(2,725,802)	(1,263,640)
LOSS BEFORE INCOME TAXES	(5,780,798)	(4,535,954)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(5,780,798)	(4,535,954)
Net Income (loss) attributable to non-controlling interest	-	3,277

LOSS ATTRIBUTABLE TO GARB OIL & POWER	(5,780,798)	(4,532,677)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	-

TOTAL COMPREHENSIVE LOSS	(5,780,798)	(4,532,677)
Comprehensive income (loss) attributable to non-controlling interest	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(5,780,798)	$(4,532,677)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	22,817,565,053	796,906,387

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock - A			Preferred Stock - B			Common Stock		Accumulated		Total
	($.0001 par value)			($2.50 par value)			(no par value)		Other		GARB	Non	Total
	Shares	Par Amount	APIC Amount	Shares	Par Amount	APIC Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit	Controlling Interest	Stockholders’ Deficit
Balance, December 31, 2010	2	$-	$134,790	205,004	$512,510	$171,448	126,446,842	$(1,101,548)	$112,177	$(4,109,532)	$(4,280,155)	$(31,126)	$(4,311,281)
Common shares issued for services from outside parties	-	-	-	-	-	-	340,700,000	657,300	-	-	657,300	-	657,300
Common shares issued for employees compensation	-	-	-	-	-	-	505,000,000	1,010,000	-	-	1,010,000	-	1,010,000
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	706,295,378	1,067,351	-	-	1,067,351	-	1,067,351
Common shares issued for settlement of accounts payable	-	-	-	-	-	-	170,549,125	171,022	-	-	171,022	-	171,022
Common shares issued for converting class B preferred shares	-	-	-	(11,715)	(29,288)	-	29,287,500	29,288	-	-	-	-	-
Debt discount	-	-	-	-	-	-	-	376,238	-	-	376,238	-	376,238
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	47,212	-	47,212	-	47,212
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(4,532,677)	(4,532,677)	(3,277)	(4,535,954)
Balance, December 31, 2011	2	-	134,790	193,289	483,222	171,448	1,878,278,845	2,209,651	159,389	(8,642,209)	(5,483,709)	(34,403)	(5,518,112)

Common shares issued for services	-	-	-	-	-	-	1,037,000,000	259,750	-	-	259,750	-	259,750
Common shares issued for employees compensation	-	-	-	-	-	-	13,445,378,151	1,344,536	-	-	1,344,536	-	1,344,536
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	24,568,465,309	2,560,627	-	-	2,560,627	-	2,560,627
Common shares issued for accrued wages	-	-	-	-	-	-	30,000,000,000	100,000	-	-	100,000	-	100,000
Common shares exchanged for issuing Class B preferred shares	-	-	-	2,500,000	6,250,000	19,195,377	(25,445,378,151)	(25,445,377)	-	-	-	-	-
Preferred shares issued for services	5	-	336,970	1,009	2,523	-	-	-	-	-	339,493	-	339,493
Debt discount	-	-	-	-	-	-	-	146,949	-	-	146,949	-	146,949
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(16,092)	-	(16,092)	-	(16,092)
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(5,780,798)	(5,780,798)	-	(5,780,798)
Balance, December 31, 2012	7	$-	$471,760	2,694,298	$6,735,745	$19,366,825	45,483,744,154	$(18,823,864)	$143,297	$(14,423,007)	$(6,529,244)	$(34,403)	$(6,563,647)

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,780,798)	$(4,532,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	-	(3,277)
Depreciation expense	2,701	973
Debt issued for services	195,213	634,653
Common stock issued for services	259,750	657,300
Common stock issued for employees compensation	1,344,536	1,010,000
Loss on extinguishment of debt	2,186,430	582,605
Amortization of debt discount	223,208	291,470
Preferred stock issued for services	339,493	-
Bad debt expense	102,516	145,750
Changes in operating assets and liabilities:
Accounts receivable	(102,516)	(145,750)
Bank overdraft	-	(91,585)
Prepaid expenses and other current assets	-	133,506
Accounts payable and accrued expenses	96,009	115,924
Accrued interest	313,591	362,988
Related party payable	-	(85,121)
Wages and payroll taxes payable	662,025	660,859
Income taxes payable	-	(5,634)
Net cash used in operating activities	(157,842)	(268,016)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(3,997)
Net cash used in investing activities	-	(3,997)

Cash flows from financing activities:
Proceeds from notes payable	144,000	242,300
Net cash provided by financing activities	144,000	242,300
Net increase (decrease) in cash	(13,842)	(29,713)
Effect of exchange rate changes on cash	(3,699)	47,255
Cash at beginning of period	17,544	2
Cash at end of period	$3	$17,544

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$420,126	$389,930
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$332,484	$580,051
Debt discount	$146,949	$376,238
Common shares issued for settlement of accounts payable	$-	$52,929
Common shares issued for accrued compensation	$100,000	$-
Common shares issued for converting Class B preferred shares	$-	$29,288
Common shares exchanged for Class B preferred shares	$25,445,377	$-

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Forward

The Notes to Consolidated Financial Statements contain disclosures relating primarily to the fiscal periods stated above for the Consolidated Financial Statements. In addition, Notes containing select subsequent event disclosures have the words “To Date” added to their title and Note 11 – Subsequent Events makes this reference. Subsequent Notes to Consolidated Financial Statements will fully disclose for the fiscal period to which they apply.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2012 and 2011, the Company has incurred a net loss of $5,780,798 and $4,532,677, respectively, and as of December 31, 2012, the Company’s accumulated deficit was $14,423,007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to thirty nine years. Leases determined to be capital leases are classified as being owned by the Company and recorded accordingly. Depreciation expense for the years ended December 31, 2012 and 2011 was $2,701 and $973, respectively.

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

g. Accounts Receivable/Allowance for Bad Debt

The Company’s allowance for uncollectible accounts receivable is based on its historical bad debt experience and on current management’s evaluation of its ability to collect individual outstanding balances. The Company had $248,265 and $145,750 allowance for doubtful accounts as of December 31, 2012 and 2011 respectively. (Also see Note 4 – Related Party Transactions.)

h. Advertising Costs

The Company expenses all advertising costs as incurred. The Company recorded $745 and $4,921 advertising expense for the years ended December 31, 2012 and 2011 respectively.

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31,
	2012	2011
Comprehensive loss (numerator)	$(5,780,798)	$(4,532,677)
Weighted average shares outstanding (denominator)	22,817,565,053	796,906,387
Basic loss per share	$(0.00)	$(0.01)

For the year ended December 31, 2012 and 2011, the Company had no common stock equivalents that are excluded from the computation of diluted earnings per share as their effect is anti-dilutive due to net losses.

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on available market information for the year ended December 31, 2012. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

The Company had no customers whose sales were greater than 10% for the years ended December 31, 2012 and December 31, 2011, respectively.

The Company’s December 31, 2012 and 2011 accounts receivable was due entirely from two other entities during both years. (Also see Note 4 – Related Party Transactions.)

As the Company had no revenues for the year ended December 31, 2012, there is no concentration of credit risk.

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

Note 3 – Property And Equipment

The major classes of equipment as of December 31, 2012 and 2011 are as follows:

			Estimated
			Service Lives
	December 31, 2012	December 31, 2011	in Years
Office equipment & furniture	$34,452	$34,452	3-7

Total property and equipment	34,452	34,452

Less accumulated depreciation	(30,566)	(27,865)

Property and equipment, net	$3,886	$6,587

Note 4 – Related Party Transactions

During the years ended December 31, 2012 and 2011, the Company accrued $660,000 and $660,000 in salaries to managers and directors of the Company. During the year ended December 31, 2012 and 2011, related party payable increased $9,437 (due to the change in the exchange rate) and decreased $85,121, respectively.

Related Party Company Stock Issuances during the Year Ended December 31, 2012

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

Related Party Company Stock Issuances during the Year Ended December 31, 2011

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

In July 2011, the Company approved the issuance of 200,000,000 shares of Common Stock to Igor Plahuta for services of $400,000.

In July 2011, the Company approved the issuance of 200,000,000 shares of Common Stock to John Rossi for services of $400,000.

Related party payable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Accounts payable to a related parties, due on demand, no interest, unsecured	$59,993	$50,556

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	230,526	230,526

Total	$290,519	$281,082

As of December 31, 2012 and 2011, accounts receivable related to cash received by management without supportive cash receipts was $248,265 and $145,750 respectively. As of December 31, 2012 and 2011, allowances for bad debt was $248,265 and $145,750 respectively, resulting in net accounts receivable from related party balances as of December 31, 2012 and 2011 as $0 and $0 respectively.

Note 5 – Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Deferred tax assets:
NOL carryover	$2,710,600	$2,348,400
Allowance for doubtful accounts	96,800	56,800
Accrued wages	776,300	557,900
Deferred tax liabilities:
Depreciation	-	-
Foreign amounts owed	16,243	15,916
Valuation allowance	(3,583,700)	(2,963,100)
Net deferred tax liability	$16,243	$15,916

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011
Book income (loss)	$(2,247,200)	$(1,761,800)
Allowance for doubtful accounts	40,000	56,800
Accrued wages	218,400	257,400
Non-deductible meals and entertainment	900	600
Other non-deductible expenses	1,625,700	890,400
Valuation allowance	362,200	556,600
Income tax provision	$-	$-

Foreign taxes payable relate to liabilities associated with income tax obligations of RPS in Germany for taxable income generated in years prior to 2009.

At December 31, 2012, the Company had net operating loss carry forwards of approximately $6,950,000 that may be offset against future taxable income from the year 2013 through 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

As of December 31, 2012 and 2011 the Company had accrued a total of $2,004,498 and $1,442,332 in wages and payroll taxes payable related to officer compensation.

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

Note 8 – Notes Payable

Both secured and unsecured notes payable balance net of discounts for the years ended December 31, 2012 and 2011 were $1,892,737, net of debt discounts of $23,645 and $1,654,545, net of debt discounts of $99,904, respectively.

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. The balance of the Note as of December 31, 2012 and December 31, 2011 was $10,000, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2012 and December 31, 2011 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2012 and December 31, 2011 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2012 and December 31, 2011 was $20,000, net of debt discounts of $0.

January 6, 2006 Note

A $50,000 promissory note secured by all of the Company’s assets including future sales of cement and urea by a related company was entered into on January 6, 2006, was due January 6, 2007, incurred a one time loan fee of one million shares, plus interest of 5% and was in default. During the year ended December 31, 2011 the original debt holder assigned the full January 6, 2006 Note. The balance of the January 6, 2006 Note owed to the original debt holder as of December 31, 2012 was $0 and as of December 31, 2011 was $0, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 36,440,000 shares of common stock at an average conversion price of $.0038, or $138,176 as repayment for all of the Assigned January 6, 2006 Note. The Assigned January 6, 2006 Note balances total $0 as of December 31, 2012 and total $0 as of December 31, 2011, both net of debt discounts of $0.

January 26, 2006 Note

A $5,000 unsecured promissory note was entered into on January 26, 2006, was due July 26, 2006, plus interest of 5% and was in default. During the year ended December 31, 2011 the original debt holder assigned the full January 26, 2006 Note. The balance of the January 26, 2006 Note owed to the original debt holder as of December 31, 2012 was $0 and as of December 31, 2011 was $0, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 2,000,000 shares of common stock at an average conversion price of $.0025, or $5,000 as repayment for all of the Assigned January 26, 2006 Note. The Assigned January 26, 2006 Note balances total $0 as of December 31, 2012 and total $0 as of December 31, 2011, both net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. The balance of the Note as of December 31, 2012 and December 31, 2011 was $53,000, net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2012 and December 31, 2011 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2012 and December 31, 2011 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principal and accrued interest. During the year ended December 31, 2011 the original debt holder assigned $80,000 worth of the note’s principal. The balance of the October 11, 2007 Note owed to the original debt holder as of December 31, 2012 was $327 and as of December 31, 2011 was $49,327, both net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. During the year ended December 31, 2011, the Company issued a total of 99,523,810 shares of common stock at an average conversion price of $.0008, or $80,000, as repayment for all of the year ended December 31, 2011 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of December 31, 2012 and $0 as of December 31, 2011, both net of debt discounts of $0.

April 28, 2008 Note

A $2,200 unsecured promissory note was entered into on April 28, 2008, was due on demand and plus interest of 5%. During the year ended December 31, 2011 the original debt holder assigned the full April 28, 2008 Note. The balance of the April 28, 2008 Note owed to the original debt holder as of December 31, 2012 was $0 and as of December 31, 2011 was $0, both net of debt discounts of $0.

During the year ended December 31, 2011, the Company issued a total of 880,000 shares of common stock at an average conversion price of $.0025, or $2,200 as repayment for all of the Assigned April 28, 2008 Note. The Assigned April 28, 2008 Note balances total $0 as of December 31, 2012 and $0 as of December 31, 2011, both net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2012 and December 31, 2011 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2012 and December 31, 2011 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2012 and December 31, 2011 was $3,000, net of debt discounts of $0.

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

During the year ended December 31, 2011, the Company issued a total of 27,459,418 shares of common stock at an average conversion price of $.0039, or $108,149, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of December 31, 2012 and as of December 31, 2011 was $0.

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

During the year ended December 31, 2011, the Company issued a total of 40,464,215 shares of common stock at an average conversion price of $.0018, or $72,166, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of December 31, 2012 and as of December 31, 2011 was $0.

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

During the year ended December 31, 2011, the Company issued a total of 40,660,440 shares of common stock at an average conversion price of $.0020, or $80,786, as final repayment of the convertible promissory note at its full fair value. The balance of the convertible promissory note as of December 31, 2012 and as of December 31, 2011 was $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of December 31, 2012 and December 31, 2011 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2012 and December 31, 2011 to the professional services provider on the June 29, 2010 Note. The balance of the June 29, 2010 Note owed to the professional services provider as of December 31, 2012 and as of December 31, 2011 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. During the year ended December 31, 2011, the Company issued a total of 461,747,495 shares of common stock at an average conversion price of $.0013, or $588,075, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. $31,500 of the June 29, 2010 note was consolidated into the June 16, 2012 note. The Assigned June 29, 2010 Notes balances total $57,000 as of December 31, 2012 and $127,500 as of December 31, 2011, both net of debt discounts of $0.

September 29, 2010 Note

On September 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $150,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the note and recorded penalties of $15,074 to interest expense. During the year ended December 31, 2012, the professional services provider (“Assignor”) entered into $165,074 plus accrued interest worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in all of the September 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2012 and December 31, 2011 to the professional services provider on the September 29, 2010 Note. The balance of the September 29, 2010 Note as of December 31, 2012 was $0 and as of December 31, 2011 was $165,074, both net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 1,950,000,000 shares of common stock at an average conversion price of $.000097, or $190,000, as repayment in full of the year ended December 31, 2012 Assigned June 29, 2010 Note. The Assigned September 29, 2010 Notes balances total $0 as of December 31, 2012 and as of December 31, 2011, both net of debt discounts of $0.

October 15, 2010 Note 1

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $23,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 1 as of December 31, 2010 was $23,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $23,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 1 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $2,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2012 and December 31, 2011 to the professional services provider on the October 15, 2010 Note 1. The balance of the June October 15, 2010 Note 1 owed to the professional services provider as of December 31, 2012 and as of December 31, 2011 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 1’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 1 assigned balance total as of December 31, 2012 was $0 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

October 15, 2010 Note 2

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $24,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 2 as of December 31, 2010 was $24,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $24,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 2 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $1,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2012 and December 31, 2011 to the professional services provider on the October 15, 2010 Note 2. The balance of the October 15, 2010 Note 2 owed to the professional services provider as of December 31, 2012 and as of December 31, 2011 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 2’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 2 assigned balance total as of December 31, 2012 was $0 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

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

During the year ended December 31, 2012, Evolution (as the “Assignor”) entered into $6,000 worth of certain assignment of debt agreements with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the December 14, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the year ended December 31, 2012 Evolution on the December 14, 2010 Note. The December 14, 2010 Note’s outstanding $3,902 principal plus accrued interest was consolidated into the June 16, 2012 Note. The December 14, 2010 Note balance as of December 31, 2012 owed to Evolution was $0, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 24,489,795 shares of common stock at an average conversion price of $.0002, or $6,000, as repayment in full of the year ended December 31, 2012 Assigned December 14, 2010 Note. The year ended December 31, 2012 Assigned December 14, 2010 Note balance total $0 as of December 31, 2012.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of December 31, 2012 and December 31, 2011 was $55,049, net of debt discounts of $0.

January 24, 2011 Note

On January 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $615 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of July 24, 2011 and has a 36% default interest rate should the note go into default. On July 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $615 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 24, 2011 Note as of December 31, 2012 was $0 and as of December 31, 2011 was $615, both net of debt discounts of $0.

February 2, 2011 Note

On February 2, 2011 the Company issued an unsecured promissory note to a professional services provider for $500, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 2, 2011 and has a 36% default interest rate should the note go into default. On August 3, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the February 2, 2011 Note as of December 31, 2012 was $0 and as of December 31, 2011 was $500, both net of debt discounts of $0.

February 24, 2011 Note

On February 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 24, 2011 and has a 36% default interest rate should the note go into default. On August 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2012, the Company issued a total of 220,000,000 shares of common stock at an average conversion price of $.00011, or $24,000 as partial repayment of the note. The note’s remaining outstanding $16,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 24, 2011 Note as of December 31, 2012 was $0 and as of December 31, 2011 was $40,000, both net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has an 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. The balance of the March 29, 2011 Note as of December 31, 2012 and as of December 31, 2011 was $50,000, both net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the March 31, 2011 Note as of December 31, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

April 1, 2011 Note 1

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $1,336 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $1,336 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 1 as of December 31, 2012 was $0 and as of December 31, 2011 was $1,336, both net of debt discounts of $0.

April 1, 2011 Note 2

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $50,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 2 as of December 31, 2012 was $0 and as of December 31, 2011 was $50,000, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. The balance of the April 20, 2011 Note as of December 31, 2012 and as of December 31, 2011 was $4,000, both net of debt discounts of $0.

May 12, 2011 Note

On May 12, 2011 the Company issued an unsecured promissory note to a professional services provider for $100,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of November 4, 2011 and has a 36% default interest rate should the note go into default. On November 5, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $100,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the May 12, 2011 Note as of December 31, 2012 was $0 and as of December 31, 2011 was $100,000, both net of debt discounts of $0.

June 24, 2011 Note

On June 24, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 9.90% per annum, has a maturity date of June 24, 2012 and has a 20% default interest rate should the note go into default. During the year ended December 31, 2012, the Company issued a total of 449,689,800 shares of common stock at an average conversion price of $.00005, or $22,484 as repayment in full of the note principal ($20,000) and accrued interest ($2,484). The balance of the June 24, 2011 Note as of December 31, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $10,383, net of debt discounts of $9,617.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. The balance of the June 30, 2011 Note as of December 31, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

July 1, 2011 Note 1

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $10,500 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a certain assignment of the July 1, 2011 Note with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignee its right, title and interest in the July 1, 2011 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The note’s outstanding Assigned $10,500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the Assigned July 1, 2011 Note 1 owed to the Assignee as of December 31, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $10,363, net of debt discounts of $137.

July 1, 2011 Note 2

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $30,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of January 1, 2012 and has a 36% default interest rate should the note go into default. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $30,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the July 1, 2011 Note 2 as of December 31, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $29,912, net of debt discounts of $88.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The balance of the July 26, 2011 Note as of December 31, 2012 was $12,300, net of debt discounts of $0 and as of December 31, 2011 was $11,364, net of debt discounts of $936.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the August 26, 2011 Note as of December 31, 2012 was $30,000, net of debt discounts of $0 and as of December 31, 2011 was $10,410, net of debt discounts of $19,590.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the September 19, 2011 Note as of December 31, 2012 was $30,000, net of debt discounts of $0 and as of December 31, 2011 was $8,443, net of debt discounts of $21,557.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. On September 23, 2012 the Company defaulted on the note. The balance of the September 22, 2011 Note as of December 31, 2012 was $20,000, net of debt discounts of $0 and as of December 31, 2011 was $10,310, net of debt discounts of $9,690.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. The balance of the September 30 Note as of December 31, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of December 31, 2012 and as of December 31, 2011 was $40,700, both net of debt discounts of $0.

October 7, 2011 Note

On October 7, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% fixed interest per annum and has a maturity date of April 7, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On April 8, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $25,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the October 7, 2011 Note as of December 31, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $17,791, net of debt discounts of $7,209.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. The balance of the October 31, 2011 Note as of December 31, 2012 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. On November 3, 2012 the Company defaulted on the note. The balance of the November 2, 2011 Note as of December 31, 2012 was $33,000, net of debt discounts of $0 and as of December 31, 2011 was $5,319, net of debt discounts of $27,681.

December 13, 2011 Note

On December 13, 2011 the Company issued an unsecured convertible note to a professional services provider for $7,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of June 13, 2012 and has a 24% default interest rate should the note go into default. On June 14, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The note’s outstanding $7,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the December 13, 2011 Note as of December 31, 2012 was $0, net of debt discounts of $0 and as of December 31, 2011 was $3,602, net of debt discounts of $3,399.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 1 as of December 31, 2012 and as of December 31, 2011 was $75,000, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 2 as of December 31, 2012 and as of December 31, 2011 was $25,000, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of December 31, 2012 and as of December 31, 2011 was $22,000, both net of debt discounts of $0.

January 13, 2012 Note

On January 13, 2012 the Company borrowed $25,000 pursuant to an unsecured convertible note. The note bears interest at 12% per annum and has a maturity date of July 13, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 13, 2012 Note as of December 31, 2012 was $0, net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the January 24, 2012 Note as of December 31, 2012 was $9,266, net of debt discounts of $7,234.

February 15, 2012 Note

On February 15, 2012 the Company borrowed $22,500 pursuant to an unsecured promissory note. The note bears interest at 12% per annum and has a maturity date of August 15, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $22,500 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 15, 2012 Note as of December 31, 2012 was $0, net of debt discounts of $0.

February 20, 2012 Note

On February 20, 2012 the Company issued an unsecured convertible note to a professional services provider for $40,000 related to consulting services rendered. The note bears interest at 12% per annum and has a maturity date of August 20, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $40,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 20, 2012 Note as of December 31, 2012 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. The balance of the February 28, 2012 Note as of December 31, 2012 was $20,000, net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the March 7, 2012 Note as of December 31, 2012 was $9,257, net of debt discounts of $743.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 16, 2012 Note as of December 31, 2012 was $17,729, net of debt discounts of $2,271.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 23, 2012 Note as of December 31, 2012 was $9,123, net of debt discounts of $5,877.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the June 16, 2012 Note as of December 31, 2012 was $700,000, net of debt discounts of $0.

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

Notes consolidated into the June 16, 2012 Note (Continued)

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note as of December 31, 2012 was $7,479, net of debt discounts of $7,521.

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

Voting Rights - Each share of Class B Preferred Stock shall have ten votes.

Common Stock

Common Shares Issued for Services

During the year ended December 31, 2012, the Company issued a total of 1,037,000,000 shares of common stock at an average per share purchase price of $0.00025, or $259,750. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the year ended December 31, 2012.

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

Common Shares Issued for Employees Compensation

During the year ended December 31, 2012, the Company issued a total of 13,445,378,151 shares of common stock to employees as bonuses at an average price of $0.0001 or $1,344,536 in the aggregate and was valued at the market price on the respective dates of issuance.

During the year ended December 31, 2011, the Company issued a total of 505,000,000 shares of common stock to employees as bonuses at an average price of $0.002 or $1,010,000 in the aggregate and was valued at the market price on the respective dates of issuance.

Common Shares Issued for Debt and Accrued Interest

During the year ended December 31, 2012, the Company issued a total of 24,568,465,309 shares of common stock at an average price of $0.0001 or $2,560,627 in the aggregate, as discussed in Note 8.

During the year ended December 31, 2011, the Company issued a total of 706,295,378 shares of common stock at an average price of $0.0015 or $1,067,351 in the aggregate, as discussed in Note 8.

Common Shares Issued for Accrued Salary

During the year ended December 31, 2012, the Company issued a total of 30,000,000,000 shares of common stock at an average price of $0.000003 or $100,000 in the aggregate and was valued at the market price on the respective date of issuance.

During the year ended December 31, 2011, the Company did not issue common stock as payment for accrued salary.

Common Shares Issued for Settlement of Accounts Payable

During the year ended December 31, 2012, the Company did not issue common stock as payment of outstanding trade accounts payable balances.

During the year ended December 31, 2011, the Company issued a total of 170,549,125 shares of common stock at a price of $0.001 or $171,022 in the aggregate, for payment of an outstanding trade accounts payable balance.

Common Stock converted to Class B Preferred Stock

During the year ended December 31, 2012, 25,445,378,151 shares of Common Stock were converted to 2,500,000 shares of Class B Preferred Stock at the conversion rate of $10.18.

During the year ended December 31, 2011, there were no conversions of Common Stock to Class B Preferred Stock.

Class A Preferred Stock

Class A Preferred Shares Issued for Services

During the years ended December 31, 2012, the Company issued 5 shares of the Company’s Class A Preferred stock at a price of $67,394 for $336,970 as consideration for services rendered to the Company.

During the year ended December 31, 2011, the Company did not issue shares of the Company’s Class A Preferred stock as consideration for services rendered to the Company.

Class B Preferred Stock

Class B Preferred Shares Issued for Services

During the year ended December 31, 2012, the Company issued a total of 1,009, shares of Class B Preferred stock at an average per share purchase price of $2.50, or $2,523. The Company issued these shares as payment for various outside services received including consulting and marketing related services and recorded the value in administrative expenses during the year ended December 31, 2012.

During the year ended December 31, 2011, the Company did not issue shares of Class B Preferred stock for services.

Class B Preferred Stock converted to Common Stock

During the year ended December 31, 2012, there were no conversions of Class B Preferred Stock to Common Stock.

During the year ended December 31, 2011, 11,715 shares of Class B Preferred Stock were converted to 29,287,500 shares of Common Stock at the conversion rate of $0.001.

Note 10 – Stock Options/Stock-Based Compensation and Warrants

On February 27, 2010 the Company entered in to an agreement with Premier Media Services (PMS) in which the Company agreed to pay a monthly fee for three months of $7,500 per month, issue 500,000 shares of Common stock and 500,000 stock options to purchase shares of the Company’s common stock. 100,000 options have an exercise price of $ 0.15, 100,000 options have an exercise price of $0.25, 100,000 options have an exercise price of $0.35, 100,000 options have an exercise price of $0.50 and 100,000 options have an exercise price of $1.00. These shares vest immediately and are exercisable for 5 years.

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

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option. The expected price volatility was determined using a weighted average of daily historical volatility of our stock price over the corresponding expected option life and implied volatility based on recent trends of the daily historical volatility. Compensation expense is recognized immediately for options that are fully vested on the date of grant. During the year ended December 31, 2010 500,000 stock-based compensation grants were made for a total fair value of $14,500. There were no options outstanding as of December 31, 2008 and 2009 and no option activity occurred after the year ended December 31, 2010 through the date this report is submitted.

Changes in stock options for the years ended December 31, 2012 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2012	100,500,000	$0.01	2.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at December 31, 2012	100,500,000	$0.01	1.84
Exercisable	100,500,000	$0.01	1.84	$-

Weighted average fair value of options granted during year ended December 31, 2012		$-

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	1.84	$0.01	100,500,000	$0.01

Note 11 – Subsequent Events

Current management has evaluated subsequent events as of the date of the consolidated financial statements. Several material subsequent events have occurred. Below are the subsequent events that have occurred since the year ended December 31, 2012 through the date of this annual filing.

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

May 19, 2014 Note

On May 19, 2014 the Company entered into a $60,000 unsecured convertible note for $50,000 cash to be borrowed during the year ended December 31, 2014 plus a total of $10,000 in loan fees the Company recorded as an administrative expense as cash was borrowed. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default and required 300,000,000 shares of Company’s common stock to be reserved, but was cancelled on October 8, 2014.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses as discussed below in the report of management on internal control over financial reporting.

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

We believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2012 in all material respects.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

2012 Summary Compensation Table

The following table is the information pertaining to the total compensation of the Company’s former executive officers for the fiscal years ended December 31, 2012 and December 31, 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Total ($)
John Rossi (1)	2012	$240,000	$1,344,538	$1,584,538
Former Chief Executive Officer	2011	$240,000	$400,000	$640,000

Igor Plahuta (1)	2012	$240,000	$-	$240,000
Former Chief Technology Officer	2011	$240,000	$400,000	$640,000

Alan Fleming (1)	2012	$180,000	$-	$180,000
Former Chief Operating Officer	2011	$180,000	$110,000	$290,000

(1)	Messrs. Rossi, Plahuta and Fleming are former officers of the Company. Each ceased to serve in his respective capacity as of August 21, 2013.

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

The following tables set forth certain information, as of March 9, 2015, with the respect of beneficial ownership of the Company’s outstanding common stock and preferred stock by (i) any holder of more than five (5%) percent, (ii) each of the Company’s executive officers and directors and (iii) the Company’s executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Garb Oil & Power Corporation, 1185 Gooden Xing, Building C, Largo FL 33778. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s stock owned by them.

Class A Preferred Stock (1)

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Preferred Classes (1)
Tammy Taylor(2)	2	(3)	8.3%
M. Aimee Coleman (4)	1		4.2%

All executive officers and directors as a group (two persons)	3		12.5%

Corporate Business Advisors, Inc.(5)	19	(1)	79.2%
Rachelle Hoffmann,
President and Registered Agent

Dan Scott Burda	2		8.3%

(1)	The voting rights of each share of the Class A Preferred Stock is equal to its percent of total outstanding Class A Preferred Shares times the product of four times the sum of all other outstanding classes of the Company’s stock (Class B Preferred Stock and Common Stock). As of March 9, 2015 there are 24 shares of Class A Preferred Stock outstanding with each share of Class A Preferred Stock holding 7,933,666,396 voting rights, a total of 190,407,993,496 votes in the aggregate.
(2)	Tammy Taylor is the Company’s Director, Chief Executive Officer and President and is the President of Hope4UsNow, Inc.
(3)	The number of shares owned by Ms. Taylor includes 2 shares of the Class A Preferred Stock currently outstanding and owned by Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.
(4)	M. Aimee Coleman is the Corporate Secretary and Principal Accounting Officer.
(5)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Class B Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class B Preferred (1)
Tammy Taylor (2)	0	0
M. Aimee Coleman (3)	0	0%

All executive officers and directors as a group (two persons)	0	0%

Corporate Business Advisors, Inc.(4)	3,600,000	81.4%

Dan Scott Burda	441,930	10.0%

(1)	Each share of Class B Preferred Stock is entitled to 10 votes per share. As of March 9, 2015 there are 4,419,918 shares of Class B Preferred Stock outstanding with each share of Class B Preferred Stock holding 10 voting rights, a total of 44,199,180 votes.
(2)	Ms. Taylor is Director, Chief Executive Officer and President is the President of Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.
(3)	Ms. Coleman is the Company’s Corporate Secretary and Principal Accounting Officer.
(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Common Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Common (1)
Tammy Taylor(2)	566,666,667	(2)	1.2%
M. Aimee Coleman(3)	600,000,000		1.3%

All executive officers and directors as a group (two persons)	1,166,666,667		2.5%

Corporate Business Advisors, Inc.(4)	2,350,000,000		4.9%

Dan Scott Burda	3,796,521,515		8.0%

(1)	Amounts based on 47,597,578,456 shares of Common Stock outstanding as of March 9, 2015.
(2)	Ms. Taylor is Director, Chief Executive Officer and President who is Managing Director of Hope4UsNow, Inc. that owns 300,000,000 Common shares. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc. She is also partial owner of The Kindness Wave, Inc. that purchased 266,666,667 Common shares.
(3)	Ms. Coleman is the Corporate Secretary and Principal Accounting Officer.
(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

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

Accounts payable to related parties was $290,519 and $281,082 as of the years ended December 31, 2012 and 2011, respectively.

Director Independence

We did not, during the fiscal year ended December 31, 2012, and currently, we do not, have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

The former Company’s board of directors did not have a separately designated audit, nominating or compensation committee. We do not currently have a separately designated nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2012 and December 31, 2011.

	2012	2011
Audit Fees	$40,800	$40,800
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-

Total Fees	$40,800	$40,800

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

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

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

(b) Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

Exhibit
No.	Description	Location
2.1	Purchase of Business Agreement between the Company and Eric Ernst and Heather Ernst dated September 26, 2014.	Incorporated by referenced to Exhibit 2.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

3.1	Articles of Incorporation of the Company dated October 30, 1972.	Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 (filed on March 24, 2015.

3.2	Articles of Amendment to Articles of Incorporation of the Company dated February 7, 1978.	Incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.

3.3	Articles of Amendment to Articles of Incorporation of the Company dated January 15, 1981.	Incorporated by reference to Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.

3.4	Articles of Amendment to Articles of Incorporation of the Company dated May 4, 1984.	Incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.

3.5	Articles of Amendment to Articles of Incorporation of the Company dated October 31, 1985.	Incorporated by reference to Exhibit 3.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.

3.6	Articles of Amendment to Articles of Incorporation of the Company dated May 19, 2006.	Incorporated by reference to Exhibit 3.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.

3.7	Articles of Amendment to Articles of Incorporation of the Company dated March 10, 2010.	Incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K, filed on March 11, 2010.

3.8	Articles of Amendment to Articles of Incorporation of the Company dated March 15, 2011.	Incorporated by reference to Exhibit 3.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

3.9	Articles of Amendment to Articles of Incorporation of the Company dated April 4, 2013.	Incorporated by reference to Exhibit 3.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

3.10	Articles of Amendment to Articles of Incorporation of the Company dated May 21, 2013.	Incorporated by reference to Exhibit 3.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

3.11	Articles of Amendment to Articles of Incorporation of the Company dated February 6, 2014.	Incorporated by reference to Exhibit 3.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

3.12	Articles of Amendment to Articles of Incorporation of the Company dated June 13, 2014.	Incorporated by reference to Exhibit 3.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

3.13	By-Laws of the Company dated October 31, 1985.	Incorporated by reference to Exhibit 3.8 to the Company’s registration statement on Form 10 (File No. 0-14859), filed April 23, 2010.

10.1*	Principal Officer Employment Contract between the Company and Tammy Taylor dated August 21, 2013.	Incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.2*	Principal Officer Employment Contract between the Company and M. Aimee Coleman dated August 28, 2013.	Incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.3	Letter of Intent between the Company and Shredderhotline.com Company dated January 24, 2014.	Incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.4	Collaborative Effort Agreement between the Company and Shredderhotline.com Company dated January 24, 2014.	Incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.5	Addendum to Collaborative Effort Agreement by and between the Company and Shredderhotline.com Company dated January 29, 2014.	Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.6	Engagement Letter between the Company and Street Capital Inc. dated February 28, 2014.	Incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.7	Letter of Intent between the Company and Pro Peke Power LLC dated May 7, 2014.	Incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.8	Agreement between the Company and Integrated Business Alliance LLC (d/b/a Pacific Equity) dated May 14, 2014.	Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.9	Lease to Own Agreement with Pro Peke Power LLC dated June 16, 2014.	Incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.10	Addendum to Contract dated June 18, 2014 between the Company and Pro Peke Power LLC.	Incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.11*	Employment Agreement between the Company and Eric Ernst dated September 26, 2014.	Incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

21.1	List of Subsidiaries of the Company.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS**	XBRL Instance Document	Furnished herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.DEF**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

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

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director (principal executive	March 24, 2015
Tammy Taylor	officer and principal financial officer)

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	March 24, 2015
M. Aimee Coleman

