Form 10-Q
period 2013-06-30
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$1	$3
Accounts receivable, net	-	-
Total current assets	1	3
Property and equipment, net	-	3,886

Total assets	$1	$3,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$863,155	$819,677
Related party payable	232,690	290,519
Notes payable	1,418,920	1,892,737
Accrued interest	1,405,112	1,420,243
Wage and payroll taxes payable	141,032	2,004,498
Income taxes payable	121,702	123,619
Total current liabilities	4,182,611	6,551,293
Deferred tax liabilities	15,991	16,243
Total long-term liabilities	15,991	16,243

Total liabilities	4,198,602	6,567,536

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

(Continued)

	June 30, 2013	December 31, 2012
	(Unaudited)
Stockholders’ Deficit:
Class A preferred as of June 30, 2013; ($.0001 par value) 1,000,000 shares authorized, 7 shares outstanding as of June 30, 2013 and 7 shares outstanding as of December 31, 2012	-	-
Class B preferred as of June 30, 2013; ($2.50 par value) 10,000,000 shares authorized, 4,494,298 shares outstanding as of June 30, 2013 and 2,694,298 shares issued and outstanding as of December 31, 2012	11,235,745	6,735,745
Common stock as of June 30, 2013; (no par value) 50,000,000,000 shares authorized, 36,165,215,154 shares outstanding at June 30, 2013 and 45,483,744,154 shares outstanding at December 31, 2012	(16,068,738)	(18,823,864)
Preferred Class A additional paid in capital	471,760	471,760
Preferred Class B additional paid in capital	14,867,005	19,366,825
Accumulated other comprehensive income	155,685	143,297
Accumulated deficit	(14,825,655)	(14,423,007)
Total Garb Oil & Power stockholders’ deficit	(4,164,198)	(6,529,244)
Non-controlling interest	(34,403)	(34,403)
Total stockholders’ deficit	(4,198,601)	(6,563,647)
Total liabilities and stockholders’ deficit	$1	$3,889

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Selling, general and administrative	$224,082	$381,121
Total Operating Expenses	224,082	381,121

LOSS FROM OPERATIONS	(224,082)	(381,121)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	949	(6,500)
Gain on disposal of assets	-	25
Interest expense	(66,482)	(180,731)
Total Other Income (Expense)	(65,533)	(187,206)
LOSS BEFORE INCOME TAXES	(289,615)	(568,327)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(289,615)	(568,327)
Net Income (loss) attributable to non-controlling interest	-	-
LOSS ATTRIBUTABLE TO GARB OIL & POWER	(289,615)	(568,327)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	-

TOTAL COMPREHENSIVE LOSS	(289,615)	(568,327)
Comprehensive income (loss) attributable to non-controlling interest	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(289,615)	$(568,327)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$0.00	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	(32,372,787,002)	6,208,230,178

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Selling, general and administrative	$593,613	$1,189,355
Total Operating Expenses	593,613	1,189,355

LOSS FROM OPERATIONS	(593,613)	(1,189,355)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	333,829	(107,782)
Loss on disposal of assets	(3,886)	(2,595)
Interest expense	(138,978)	(364,452)
Total Other Income (Expense)	190,965	(474,829)
LOSS BEFORE INCOME TAXES	(402,648)	(1,664,184)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(402,648)	(1,664,184)
Net Income (loss) attributable to non-controlling interest	-	-
LOSS ATTRIBUTABLE TO GARB OIL & POWER	(402,648)	(1,664,184)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	-

TOTAL COMPREHENSIVE LOSS	(402,648)	(1,664,184)
Comprehensive income (loss) attributable to non-controlling interest	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(402,648)	$(1,664,184)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	35,113,791,148	4,368,226,141

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(402,648)	$(1,664,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	56
Debt issued for services	-	195,213
Common stock issued for services	5,000	259,750
Preferred stock for services	-	204,705
(Gain) loss on extinguishment of debt	(333,829)	107,782
Amortization of debt discount	29,283	170,735
Disposition of Fixed Asset	3,886	2,595
Bad debt expense	7,244	94,387
Changes in operating assets and liabilities:
Accounts receivable	(7,244)	(94,387)
Accounts payable and accrued expenses	296,315	53,087
Accrued interest	(50,556)	-
Related party payable	109,696	193,717
Wages and payroll taxes payable	325,151	330,000
Net cash used in operating activities	(17,702)	(146,544)

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds on notes payable	17,700	129,000
Net cash provided by financing activities	17,700	129,000
Net increase (decrease) in cash	(2)	(17,544)
Effect of exchange rate changes on cash	-	-
Cash at beginning of period	3	17,544
Cash at end of period	$1	$-

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$522,798	$289,000
Debt discount	$14,000	$131,949
Common shares issued for liabilities	$250,000	$-
Common shares issued for accrued compensation	$2,188,507	$100,000
Common shares exchanged for Class B preferred shares	$180	$-
Accrued interest reclassified to notes payable	$6,000	$167,110

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $(402,648) for the six months ended June 30, 2013 and has a net accumulated deficit of $(14,825,655). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Property and Equipment

The major classes of equipment as of June 30, 2013 and the year ended December 31, 2012 are as follows:

			Estimated
			Service Lives
	June 30, 2013	December 31, 2012	in Years
Office equipment & furniture	$-	$34,452	3-7

Total property and equipment	-	34,452

Less accumulated depreciation	-	(30,566)

Property and equipment, net	$-	$3,886

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

In June 2013, the Company approved the issuance of 850,000,000 shares of Common Stock to John Rossi for accrued salary of $810,000.

In June 2013, the Company approved the issuance of 866,000,000 shares of Common Stock to Igor Plahuta for accrued salary of $826,000.

In June 2013, the Company approved the issuance of 572,500,000 shares of Common Stock to Alan Fleming for accrued salary of $552,507.

Related party payable consisted of the following at June 30, 2013:

June 30, 2013

Accounts payable to a related parties, due on demand, no interest, unsecured	$-

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	232,690

Total	$232,690

As of June 30, 2013, accounts receivable related to cash received by management without supportive cash receipts was $255,509. As of June 30, 2013, allowances for bad debt was $255,509, resulting in net accounts receivable from related party balances as of June 30, 2013 as $0.

Note 5 – Notes Payable

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. The balance of the Note as of June 30, 2013 and December 31, 2012 was $10,000, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of June 30, 2013 and December 31, 2012 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of June 30, 2013 and December 31, 2012 was $165,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. The balance of the Note as of June 30, 2013 and December 31, 2012 was $53,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of June 30, 2013 and December 31, 2012 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of June 30, 2013 and December 31, 2012 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the six months ended June 30, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest. The balance of the October 11, 2007 Note owed to the original debt holder as of the six months ended June 30, 2013 and the year ended December 31, 2012 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of June 30, 2013 and $0 as of December 31, 2012, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of June 30, 2013 and December 31, 2012 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of June 30, 2013 and December 31, 2012 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of June 30, 2013 and December 31, 2012 was $3,000, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the June 29, 2010 Note owed to the professional services provider as of June 30, 2013 and as of December 31, 2012 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of June 30, 2013 and as of December 31, 2012 was $57,000, net of debt discounts of $0.

September 29, 2010 Note

On September 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $150,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the note and recorded penalties of $15,074 to interest expense. During the year ended December 31, 2012, the professional services provider (“Assignor”) entered into $165,074 plus accrued interest worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in all of the September 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the six months ended June 30, 2013 and the year ended December 31, 2012 to the professional services provider on the September 29, 2010 Note. The balance of the September 29, 2010 Note as of June 30, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 1,950,000,000 shares of common stock at an average conversion price of $.000097, or $190,000, as repayment in full of the year ended December 31, 2012 Assigned June 29, 2010 Note. The Assigned September 29, 2010 Notes balances total $0 as of June 30, 2013 and as of December 31, 2012, both net of debt discounts of $0.

October 15, 2010 Note 1

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $23,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 1 as of December 31, 2010 was $23,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $23,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 1 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $2,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the six months ended June 30, 2013 and the year ended December 31, 2012 to the professional services provider on the October 15, 2010 Note 1. The balance of the June October 15, 2010 Note 1 owed to the professional services provider as of June 30, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 1’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 1 assigned balance totals $0 as of June 30, 2013 and as of December 31, 2012, both net of debt discounts of $0.

October 15, 2010 Note 2

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $24,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 2 as of December 31, 2010 was $24,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $24,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 2 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $1,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the six months ended June 30, 2013 and the year ended December 31, 2012 to the professional services provider on the October 15, 2010 Note 2. The balance of the October 15, 2010 Note 2 owed to the professional services provider as of June 30, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 2’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 2 assigned balance total as of June 30, 2013 and the year ended December 31, 2012 was $0, both net of debt discounts of $0.

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

During the year ended December 31, 2012, Evolution (as the “Assignor”) entered into $6,000 worth of certain assignment of debt agreements with a investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the December 14, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the six months ended June 30, 2013 and the year ended December 31, 2012 to Evolution on the December 14, 2010 Note. The December 14, 2010 Note’s outstanding $3,902 principal plus accrued interest was consolidated into the June 16, 2012 Note. The December 14, 2010 Note balance as of the six months ended June 30, 2013 and the year ended December 31, 2012 owed to Evolution was $0, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 24,489,795 shares of common stock at an average conversion price of $.0002, or $6,000, as repayment in full of the year ended December 31, 2012 Assigned December 14, 2010 Note. The year ended December 31, 2012 Assigned December 14, 2010 Note balance total $0 as of the six months ended June 30, 2013 and the year ended December 31, 2012.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of September 30, 2013 and December 31, 2012 was $55,049, net of debt discounts of $0.

January 24, 2011 Note

On January 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $615 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of July 24, 2011 and has a 36% default interest rate should the note go into default. On July 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $615 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 24, 2011 Note as of the six months ended June 30, 2013 and the year ended December 31, 2012 was $0, both net of debt discounts of $0.

February 2, 2011 Note

On February 2, 2011 the Company issued an unsecured promissory note to a professional services provider for $500, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 2, 2011 and has a 36% default interest rate should the note go into default. On August 3, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the February 2, 2011 Note as of the six months ended June 30, 2013 and the year ended December 31, 2012 was $0, both net of debt discounts of $0.

February 24, 2011 Note

On February 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 24, 2011 and has a 36% default interest rate should the note go into default. On August 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2012, the Company issued a total of 220,000,000 shares of common stock at an average conversion price of $.00011, or $24,000 as partial repayment of the note. The note’s remaining outstanding $16,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 24, 2011 Note as of the six months ended June 30, 2013 and the year ended December 31, 2012 was $0, both net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has an 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. During the six months ended June 30, 2013, the Company issued a total of 500,000,000 shares of common stock at an average conversion price of $0.0001, or $50,000 as full repayment of the March 29, 2011 Note. The balance of the March 29, 2011 Note as of June 30, 2013 was $0 and as of December 31, 2012 was $50,000, both net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. During the six months ended June 30, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the March 31, 2011 Note. The balance of the March 31, 2011 Note as of June 30, 2013 was $0 and as of December 31, 2012 was $75,000, both net of debt discounts of $0.

April 1, 2011 Note 1

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $1,336 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $1,336 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 1 as of the six months ended June 30, 2013 and the year ended December 31, 2012 was $0, both net of debt discounts of $0.

April 1, 2011 Note 2

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $50,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 2 as of June 30, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. During the six months ended June 30, 2013, the Company issued a total of 40,000,000 shares of common stock at an average conversion price of $0.0001, or $4,000 as full repayment of the April 20, 2011 Note. The balance of the April 20, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0 and $4,000, respectively, both net of debt discounts of $0.

May 12, 2011 Note

On May 12, 2011 the Company issued an unsecured promissory note to a professional services provider for $100,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of November 4, 2011 and has a 36% default interest rate should the note go into default. On November 5, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $100,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the May 12, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

June 24, 2011 Note

On June 24, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 9.90% per annum, has a maturity date of June 24, 2012 and has a 20% default interest rate should the note go into default. During the year ended December 31, 2012, the Company issued a total of 449,689,800 shares of common stock at an average conversion price of $.00005, or $22,484 as repayment in full of the note principal ($20,000) and accrued interest ($2,484). The balance of the June 24, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. During the six months ended June 30, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the June 30, 2011 Note. The balance of the June 30, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

July 1, 2011 Note 1

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $10,500 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a certain assignment of the July 1, 2011 Note with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignee its right, title and interest in the July 1, 2011 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The note’s outstanding Assigned $10,500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the Assigned July 1, 2011 Note 1 owed to the Assignee as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

July 1, 2011 Note 2

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $30,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of January 1, 2012 and has a 36% default interest rate should the note go into default. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $30,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the July 1, 2011 Note 2 as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. During the six months ended June 30, 2013, the Company issued a total of 123,000,000 shares of common stock at an average conversion price of $0.0001, or $12,300 as full repayment of the July 26, 2011 Note. The balance of the July 26, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the six months ended June 30, 2013, the Company issued a total of 689,344,200 shares of common stock at an average conversion price of $0.00005, or $34,467 as full repayment of the August 26, 2011 Note’s principal and accrued interest ($4,467). The balance of the August 26, 2011 Note as of June 30, 2013 was $0 and as of December 31, 2012 was ($30,000), both net of debt discounts of $0.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the six months ended June 30, 2013, the Company issued a total of 685,438,400 shares of common stock at an average conversion price of $0.00005, or $34,272 as full repayment of the September 19, 2011 Note’s principal $(30,000) and accrued interest $(4,272). The balance of the September 19, 2011 Note as of June 30, 2013 was $0 and as of December 31, 2012 was $30,000, both net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. On September 23, 2012 the Company defaulted on the note. The balance of the September 22, 2011 Note as of June 30, 2013 and December 31, 2012 was $20,000, net of debt discounts of $0.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. During the six months ended June 30, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the September 30, 2011 Note. The balance of the September 30 Note as of June 30, 2013 was $0 and as of December 31, 2012 was $75,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. The balance of the October 1, 2011 Note as of June 30, 2013 and December 31, 2012 was $40,700, net of debt discounts of $0.

October 7, 2011 Note

On October 7, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% fixed interest per annum and has a maturity date of April 7, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On April 8, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $25,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the October 7, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. During the six months ended June 30, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the October 31, 2011 Note. The balance of the October 31, 2011 Note as of June 30, 2013 was $0 and as of December 31, 2012 was $25,000, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. The balance of the November 2, 2011 Note as of June 30, 2013 and December 31, 2012 was $33,000, both net of debt discounts of $0.

December 13, 2011 Note

On December 13, 2011 the Company issued an unsecured convertible note to a professional services provider for $7,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of June 13, 2012 and has a 24% default interest rate should the note go into default. On June 14, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The note’s outstanding $7,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the December 13, 2011 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the six months ended June 30, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the December 30, 2011 Note 1. The balance of the December 30, 2011 Note 1 as of June 30, 2013 was $0 and as of December 31, 2012 was $75,000, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the six months ended June 30, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the December 30, 2011 Note 2. The balance of the December 30, 2011 Note 2 as of June 30, 2013 was $0 and as of December 31, 2012 was $25,000, both net of debt discounts of $0.

January 13, 2012 Note

On January 13, 2012 the Company borrowed $25,000 pursuant to an unsecured convertible note. The note bears interest at 12% per annum and has a maturity date of July 13, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 13, 2012 Note as of the six months ended June 30, 2013 and the year ended as of December 31, 2012 was $0, both net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On September 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. During the six months ended June 30, 2013, the Company issued a total of 355,188,400 shares of common stock at an average conversion price of $0.00005, or $17,759 as full repayment of the January 24, 2012 Note’s principal $(16,500) and accrued interest $(1,259). The balance of the January 24, 2012 Note as of June 30, 2013 was $0, net of debt discounts of $0 and as of December 31, 2012 was $9,266, net of debt discounts of $7,234.

February 15, 2012 Note

On February 15, 2012 the Company borrowed $22,500 pursuant to an unsecured promissory note. The note bears interest at 12% per annum and has a maturity date of August 15, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $22,500 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 15, 2012 Note for the six months ended June 30, 2013 and the year ended December 31, 2012 was $0, both net of debt discounts of $0.

February 20, 2012 Note

On February 20, 2012 the Company issued an unsecured convertible note to a professional services provider for $40,000 related to consulting services rendered. The note bears interest at 12% per annum and has a maturity date of August 20, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $40,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 20, 2012 Note for the six months ended June 30, 2013 and the year ended December 31, 2012 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. During the six months ended June 30, 2013, the Company issued a total of 200,000,000 shares of common stock at an average conversion price of $0.0001, or $20,000 as full repayment of the February 28, 2012 Note. The balance of the February 28, 2012 Note as of June 30, 2013 was $0 and as of December 31, 2012 was $20,000, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 7, 2012 Note for the six months ended June 30, 2013 was $9,628, net of debt discounts of $372 and the year ended December 31, 2012 was $9,257, net of debt discounts of $743.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 16, 2012 Note for the six months ended June 30, 2013 was $18,865, net of debt discounts of $1,135 and the year ended December 31, 2012 was $17,729, net of debt discounts of $2,271.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 23, 2012 Note for the six months ended June 30, 2013 was $12,062, net of debt discounts of $2,938 and the year ended December 31, 2012 was $9,123, net of debt discounts of $5,877.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the June 16, 2012 Note for the six months ended June 30, 2013 and the year ended December 31, 2012 was $700,000, both net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note for the six months ended June 30, 2013 was $11,240, net of debt discounts of $3,760 and the year ended December 31, 2012 was $7,479, net of debt discounts of $7,521.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum and has a maturity date of March 12, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the March 12, 2013 Note as of June 30, 2013 was $13,843, net of debt discounts of $157.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013. On June 16, 2013 the Company defaulted on the note. The balance of the April 17, 2013 Note as of June 30, 2013 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note. The balance of the April 27, 2013 Note as of June 30, 2013 was $700, net of debt discounts of $0.

Note 6 – Capital Stock

Common Stock

Common Shares Issued for Services

During the six months ended June 30, 2013, the Company issued a total of 50,000,000 shares of common stock at a per share purchase price of $0.0001, or $5,000. The Company issued these shares as payment for various outside services received including consulting and marketing related services and recorded the value in general and administrative expenses during the six months ended June 30, 2013.

Common Shares Issued for Debt and Accrued Interest

During the six months ended June 30, 2013, the Company issued a total of 6,092,971,000 shares of common stock at an average price of $0.00005 or $522,798 in the aggregate, as discussed in Note 5.

Common Shares Issued for Liabilities

During the six months ended June 30, 2013, the Company issued a total of 250,000,000 shares of common stock at an average price of $0.0001 or $25,000 in the aggregate and was valued at the market price on the respective date of issuance.

Common Shares Issued for Accrued Salary

During the six months ended June 30, 2013, the Company issued a total of 2,288,500,000 shares of common stock at an average price of $0.001 or $2,188,507 in the aggregate and was valued at the market price on the respective date of issuance.

Common Stock converted to Class B Preferred Stock

During the six months ended June 30, 2013, 18,000,000,000 shares of Common Stock were converted to 1,800,000 shares of Class B Preferred Stock at the conversion rate of $0.0001 or $180.

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the six months ended June 30, 2013 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2012	100,500,000	$0.01	1.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at June 30, 2013	100,500,000	$0.01	1.34
Exercisable	100,500,000	$0.01	1.34	$-

Weighted average fair value of options granted during six months ended June 30, 2013		$-

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	1.34	$0.01	100,500,000	$0.01

Note 7 – Subsequent Events

Subsequent New Debt

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

Results of Operations

Comparison of the Three months ended June 30, 2013 and June 30, 2012

Revenues

During the three months ended June 30, 2013 and June 30, 2012 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $157,039 to $224,082 for the three months ended June 30, 2013, from $381,121 for the three months ended June 30, 2012. The decrease was related to consulting fees decreasing $81,318, bad debt expense decreasing $35,959 and professional fees decreasing $25,239

Other Income (Expense)

Other income (expense) increased by $114,248 to $(65,534) for the three months ended June 30, 2013, from $(187,206) for the three months ended June 30, 2012. The decrease in expense was primarily due to a decrease in interest expense due to an improved mix of interest terms.

Net Loss

Comprehensive loss was $289,615 and $568,327 for the three months ended June 30, 2013 and June 30, 2012, respectively. Net loss was attributable to a lack of revenue, together with professional and consulting fees, as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Comparison of the Six months ended June 30, 2013 and June 30, 2012

Revenues

During the six months ended June 30, 2013 and June 30, 2012 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $595,742 to $593,613 for the six months ended June 30, 2013, from $1,189,355 for the six months ended June 30, 2012. The decrease was primarily related to consulting fees decreasing $470,482.

Other Income (Expense)

Other income (expense) increased by $665,794 to a gain of $190,965 for the six months ended June 30, 2013, from a loss of $(474,829) for the six months ended June 30, 2012. The decrease in expense was primarily due to a decrease in loss on extinguishment of debt of $441,611 and a decrease in interest expense of $225,474 due to an improved mix of interest terms.

Net Loss

Comprehensive loss was $402,648 and $1,664,184 for the six months ended June 30, 2013 and June 30, 2012, respectively. Net loss was attributable to a lack of revenue and consulting fees as discussed above. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a working capital deficit of $4,182,610 and stockholders’ deficit of $4,198,601 at June 30, 2013.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of June 30, 2013, the Company’s total liabilities were $4,198,602, with a working capital deficit of $4,182,610. See Note 4 – Related Party Transactions and Note 5 – Notes Payable of the Company’s unaudited financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash used in operating activities was $(17,702) and $(146,544) for the six months ended June 30, 2013 and June 30, 2012, respectively. Cash was primarily used to fund our net losses from operations.

The Company used $0 net cash in investing activities for the six months ended June 30, 2013 and June 30, 2012, respectively.

Net cash provided by financing activities was $17,700 and $129,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. During the six months ended June 30, 2013, we received cash of $17,700 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2013, our company has accumulated losses of $14,825,655. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the six months ended June 30, 2013 in all material respects.

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

