Form 10-K
period 2013-12-31
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $3,336,052.

The number of shares of issuer’s common stock outstanding as of February 26, 2015: 47,497,578,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The Company has been unable to determine whether Newview was active.

The Company’s auditor for 2009 and 2010 was also engaged by current management to audit years 2011 through 2014 and review the first three quarters of years 2012 through 2014.

The Company’s financial statements from the year ended December 31, 2009 through the quarter ended June 30, 2013 each contains its audited or reviewed, as the case may be, consolidated financial statements for the Company and its subsidiaries, which includes RPS consolidated financials that were converted into United States Dollars (USD). The Company has included RPS and Newview as Company subsidiaries and accounted for as entities under common control, since RPS, Newview, and the Company had common management during this period of time. As the transaction combines two commonly controlled entities that historically, prior to October 27, 2009, have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is now shown as combined. The former management left the Company during the quarter ended September 30, 2013 (on August 21, 2013). Therefore beginning with the quarter ended September 30, 2013, entities under common control ceased to exist since the Company did not have the same management as RPS and Newview and the Company’s financial statements omit the RPS and Newview financial statements including the Company’s financial statements contained in this annual filing.

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

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2013 and 2012, the Company has not expended funds on research and development activities. Garb plans to grow its research and development budget to 8% of its revenue during 2015.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted in The OTC Pink tier of the OTC Markets under the symbol of “GARB”.

The following table sets forth the range of high and low representative bid quotations for the periods indicated.

Fiscal Year 2013	High	Low
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

Fiscal Year 2012	High	Low
First Quarter	$0.0008	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0020	$0.0001

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

Results of Operations

Comparison of the Year Ended December 31, 2013 and 2012

Revenues

During the years ended December 31, 2013 and 2012, the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $668,932 to $2,386,064 for the year ended December 31, 2013, from $3,054,996 for the year ended December 31, 2012. The decrease was related to employee compensation decreasing $1,287,856 and consulting fees decreasing $203,294. These decreases were partially offset by an increase in professional fees of $392,362 and an increase in bad debt expense of $477,139.

Interest Expense

Interest expense was $248,300 and $536,800 for the years ended December 31, 2013 and 2012, respectively. The decrease in expense was due to an improved mix of interest terms and a $496,178 decrease in interest bearing notes payable.

Gain / Loss on Conversion of Debt and Settlement of Accrued Interest

Conversion of debt and settlement of accrued interest resulted in a gain of $587,256 and a loss of $2,186,430 for the years ended December 31, 2013 and 2012, respectively. This is a non-cash expense reported on the statements of operations. The substantial change from an expense to a gain was due to a substantial increase in the average conversion rate of debt and settlement of accrued interest from below the average market value of the Company stock at the time the shares were issued during the prior fiscal year reported to above the average market value of the Company stock at the time the shares were issued during the current fiscal year reported.

Net Loss

Comprehensive loss was $2,050,994 and $5,780,798 for the years ended December 31, 2013 and 2012, respectively. Net loss was attributable to a lack of revenue, together with a substantial amount of bad debt expense. We expect to continue to incur losses until such time as we can begin to generate significant revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. It also has a working capital and stockholders’ deficit of $3,869,821 and $6,563,647, respectively, at December 31, 2013 and December 31, 2012.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of December 31, 2013, the Company’s total liabilities were $3,869,824, with a working capital deficit of $3,869,821. See Note 4 – Related Party Transactions, Note 6 – Commitments to Date, Note 8 – Notes Payable, and Note 9 – Notes Payable-Related Parties of the Company’s financial statements appearing elsewhere in this annual report on Form 10-K.

Net cash used in operating activities was $(17,700) and $(157,842) for the years ended December 31, 2013 and 2012, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was $0 for both of the years ended December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012, the Company did not use cash that was received for investing activities.

Net cash provided by financing activities was $17,700 and $144,000 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we received cash of $17,700 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2013 and 2012, the Company has incurred a net loss of $2,050,994 and $5,780,800, respectively, and as of December 31, 2013, the Company’s accumulated deficit was $15,741,437. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-33 of this annual report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Garb Oil & Power Corporation

Largo, Florida

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s continual net losses and large accumulated deficit, among other issues, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 24, 2015

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$3	$3
Accounts receivable, net	-	-
Total current assets	3	3
Property and equipment, net	-	3,886

Total assets	$3	$3,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$832,166	$819,677
Related party payable	4,285	290,519
Notes payable	1,396,559	1,892,737
Related party notes payable	150,000	-
Accrued interest	1,283,367	1,420,243
Wage and payroll taxes payable	203,447	2,004,498
Income taxes payable	-	123,619
Total current liabilities	3,869,824	6,551,293
Deferred tax liabilities	-	16,243
Total long-term liabilities	-	16,243

Total liabilities	3,869,824	6,567,536

Stockholders’ Deficit:
Class A preferred as of December 31, 2013; ($.0001 par value) 1,000,000 shares authorized, 22 shares outstanding as of December 31, 2013 and 7 shares outstanding as of December 31, 2012	-	-
Class B preferred as of December 31, 2013; ($2.50 par value) 10,000,000 shares authorized, 4,494,298 shares outstanding as of December 31, 2013 and 2,694,298 shares issued and outstanding as of December 31, 2012	11,235,745	6,735,745
Common stock as of December 31, 2013; (no par value) 50,000,000,000 shares authorized, 37,965,215,154 shares outstanding at December 31, 2013 and 45,483,744,154 shares outstanding at December 31, 2012	(15,713,804)	(18,823,864)
Preferred Class A additional paid in capital	1,482,670	471,760
Preferred Class B additional paid in capital	14,867,005	19,366,825
Accumulated other comprehensive income	-	143,297
Accumulated deficit	(15,741,437)	(14,423,007)
Total Garb Oil & Power stockholders’ deficit	(3,869,821)	(6,529,244)
Non-controlling interest	-	(34,403)
Total stockholders’ deficit	(3,869,821)	(6,563,647)
Total liabilities and stockholders’ deficit	$3	$3,889

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012
OPERATING EXPENSES
Selling, general and administrative	$2,386,064	$3,054,996
Total Operating Expenses	2,386,064	3,054,996

LOSS FROM OPERATIONS	(2,386,064)	(3,054,996)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	587,256	(2,186,430)
Loss on disposal of assets	(3,886)	(2,572)
Interest expense	(248,300)	(536,800)
Total Other Income (Expense)	335,070	(2,725,802)
LOSS BEFORE INCOME TAXES	(2,050,994)	(5,780,798)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(2,050,994)	(5,780,798)
Net income (loss) attributable to non-controlling interest	-	-

LOSS ATTRIBUTABLE TO GARB OIL & POWER	(2,050,994)	(5,780,798)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	-	-

TOTAL COMPREHENSIVE LOSS	(2,050,994)	(5,780,798)
Comprehensive income (loss) attributable to non-controlling interest	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO GARB OIL & POWER	$(2,050,994)	$(5,780,798)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	35,643,824,071	22,817,565,053

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock - A			Preferred Stock - B			Common Stock		Accumulated		Total
	($.0001 par value)			($2.50 par value)			(no par value)		Other		GARB	Non	Total
	Shares	Par Amount	APIC Amount	Shares	Par Amount	APIC Amount	Shares	Amount	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit	Controlling Interest	Stockholders’ Deficit
Balance, December 31, 2011	2	$-	$134,790	193,289	$483,222	$171,448	1,878,278,845	$2,209,651	$159,389	$(8,642,209)	$(5,483,709)	$(34,403)	$(5,518,112)

Common shares issued for services	-	-	-	-	-	-	1,037,000,000	259,750	-	-	259,750	-	259,750
Common shares issued for employees compensation	-	-	-	-	-	-	13,445,378,151	1,344,536	-	-	1,344,536	-	1,344,536
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	24,568,465,309	2,560,627	-	-	2,560,627	-	2,560,627
Common shares issued for accrued wages	-	-	-	-	-	-	30,000,000,000	100,000	-	-	100,000	-	100,000
Common shares exchanged for issuing Class B preferred shares	-	-	-	2,500,000	6,250,000	19,195,377	(25,445,378,151)	(25,445,377)	-	-	-	-	-
Preferred shares issued for services	5	-	336,970	1,009	2,523	-	-	-	-	-	339,493	-	339,493
Debt discount	-	-	-	-	-	-	-	146,949	-	-	146,949	-	146,949
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(16,092)	-	(16,092)	-	(16,092)
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(5,780,798)	(5,780,798)	-	(5,780,798)
Balance, December 31, 2012	7	-	471,760	2,694,298	6,735,745	19,366,825	45,483,744,154	(18,823,864)	143,297	(14,423,007)	(6,529,244)	(34,403)	(6,563,647)

Common shares issued for services	-	-	-	-	-	-	1,850,000,000	185,000	-	-	185,000	-	185,000
Common shares issued for liabilities	-	-	-	-	-	-	250,000,000	25,000	-	-	25,000	-	25,000
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	6,092,971,000	522,798	-	-	522,798	-	522,798
Common shares issued for accrued wages	-	-	-	-	-	-	2,288,500,000	2,188,507	-	-	2,188,507	-	2,188,507
Common shares exchanged for issuing Class B preferred shares	-	-	-	1,800,000	4,500,000	(4,499,820)	(18,000,000,000)	(180)	-	-	-	-	-
Preferred shares issued for services	15	-	1,010,910	-	-	-	-	-	-	-	1,010,910	-	1,010,910

Debt discount	-	-	-	-	-	-	-	14,000	-	-	14,000	-	14,000
Deconsolidation due to entities no longer under common control	-	-	-	-	-	-	-	174,935	(143,297)	732,564	764,202	34,403	798,605
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(2,050,994)	(2,050,994)	-	(2,050,994)
Balance, December 31, 2013	22	$-	$1,482,670	4,494,298	$11,235,745	$14,867,005	37,965,215,154	$(15,713,804)	$-	$(15,741,437)	$(3,869,821)	$-	$(3,869,821)

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,050,994)	$(5,780,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,701
Debt issued for services	-	195,213
Common stock issued for services	185,000	259,750
Common stock issued for employees compensation	-	1,344,536
Preferred Shares for services	1,010,910	339,493
(Gain) loss on extinguishment of debt	(587,256)	2,186,430
Amortization of debt discount	34,922	223,208
Disposition of fixed assets	3,886	-
Bad debt expense	579,655	102,516
Changes in operating assets and liabilities:		-
Accounts receivable	(786)	(102,516)
Accounts payable and accrued expenses	245,356	96,009
Accrued interest	213,378	313,591
Related party payable	(46,271)	-
Wages and payroll taxes payable	394,500	662,025
Net cash used in operating activities	(17,700)	(157,842)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	17,700	144,000
Net cash provided by financing activities	17,700	144,000
Net increase (decrease) in cash	-	(13,842)
Effect of exchange rate changes on cash	-	(3,699)
Cash at beginning of period	3	17,544
Cash at end of period	$3	$3

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$420,126
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$528,798	$332,484
Debt discount	$14,000	$146,949
Common shares issued for liabilities	$250,000	$-
Common shares issued for accrued compensation	$2,188,507	$100,000
Common shares exchanged for Class B preferred shares	$180	$25,445,377

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

On January 15, 2010, RPS purchased 80% of the issued and outstanding stock of Newview S.L., a company organized under the laws of Spain (“Newview”). The Company has been unable to determine whether Newview was active.

The Company’s financial statements from the year ended December 31, 2009 through the quarter ended June 30, 2013 each contains its audited or reviewed consolidated financial statements for the Company and its subsidiaries which includes RPS consolidated financials that were converted into United States Dollars (USD). The Company has included RPS and Newview as Company subsidiaries, accounted for as entities under common control, since RPS, Newview, and the Company had common management during this period of time. As the transaction combines two commonly controlled entities that historically prior to October 27, 2009 have not been presented together, the resulting financial statements are, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, is to be shown as combined. Since the former management left the Company during the quarter ended September 30, 2013 (on August 21, 2013) the Company’s financial statements beginning with the quarter ended September 30, 2013 omits the RPS and Newview financial statements including the Company’s financial statements contained in this annual filing.

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2013 and 2012, the Company has incurred a net loss of $2,050,994 and $5,780,798, respectively, and as of December 31, 2013, the Company’s accumulated deficit was $15,741,437. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

d. Principles of Consolidation To Date

The consolidated financial statements contained in this annual filing only include the accounts of Garb since this annual filing is for the year ended December 31, 2013 that is in between the periods of time that Garb had subsidiaries as of the ended filing date. The accounts of RPS discontinued inclusion with Garb beginning with the quarter ended September 30, 2013 since it was an entity under common control from October 27, 2009 through August 21, 2013. Newview was 80% owned by RPS and therefore its accounts were also discontinued inclusion with Garb beginning with the quarter ended September 30, 2013. Garb Global was 100% owned since February 12, 2014 and therefore its accounts began to be included with Garb beginning with the quarter ended March 31, 2014. When Garb has subsidiaries as of the filing ended date, all significant intercompany accounts and transactions have been eliminated in consolidation.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to thirty nine years. Leases determined to be capital leases are classified as being owned by the Company and recorded accordingly. Depreciation expense for the years ended December 31, 2013 and 2012 was $0 and $2,701, respectively.

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

g. Accounts Receivable/Allowance for Bad Debt

The Company’s allowance for uncollectible accounts receivable is based on its historical bad debt experience and on current management’s evaluation of its ability to collect individual outstanding balances. The Company had $609,983 and $248,265 allowance for doubtful accounts as of December 31, 2013 and 2012 respectively. (Also see Note 4 – Related Party Transactions.)

h. Advertising Costs

The Company expenses all advertising costs as incurred. The Company recorded $563 and $745 advertising expense for the years ended December 31, 2013 and 2012 respectively.

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31,
	2013	2012
Comprehensive loss (numerator)	$(2,050,994)	$(5,780,798)
Weighted average shares outstanding (denominator)	35,643,824,071	22,815,565,053
Basic loss per share	$(0.00)	$(0.00)

For the year ended December 31, 2013 and 2012, the Company had no common stock equivalents that are excluded from the computation of diluted earnings per share as their effect is anti-dilutive due to net losses.

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on available market information for the year ended December 31, 2013. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

The Company had no customers whose sales were greater than 10% for the years ended December 31, 2013 and December 31, 2012, respectively.

The Company’s December 31, 2013 and 2012 accounts receivable was due entirely from three and two other entities during the years, respectively. (Also see Note 4 – Related Party Transactions.)

As the Company had no revenues for the year ended December 31, 2013, there is no concentration of credit risk.

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

Note 2 – Acquisitions To Date

Newview, S.L.

On January 15, 2010, RPS purchased, through a business combination, 80% of the issued and outstanding stock of Newview S.L. The Company purchased Newview since it held certain proprietary information and other technology relating to the Company’s e-waste recycling and processing business. At the time of the purchase, Igor Plahuta was a Company Director and 100% owner of Newview. The Company has been unable to determine whether Newview was active.

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

The transaction was accounted for as entities under common control. As the transaction combines two commonly controlled entities that historically have not been presented together, the resulting financial statements were, in effect, considered those of a different reporting entity. This resulted in a change in the reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control.

On August 21, 2013, the Company and RPS ceased to have common control, thereafter the combined RPS and Newview, S.L. financial statements were no longer combined into the Company’s financial Statements, including the Company’s financial statements contained in this annual filing.

Garb Global Services, Inc.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI includes a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company. The cash portion is $44,868. The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock. In general, the CE Agreement is a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets including complete customers database, shredder patents and recycle plant designs. In addition, the CE Agreement provides that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline have mutually determined that their business interests have diverged and the Company and Shredderhotline have released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company and its financial statements are combined into the Company’s financial statements as presented in this annual report.

Note 3 – Property And Equipment

The major classes of equipment as of December 31, 2013 and 2012 are as follows:

			Estimated
			Service Lives
	December 31, 2013	December 31, 2012	in Years
Office equipment & furniture	$-	$34,452	3-7

Total property and equipment	-	34,452

Less accumulated depreciation	-	(30,566)

Property and equipment, net	$-	$3,886

Note 4 – Related Party Transactions

During the years ended December 31, 2013 and 2012, the Company accrued $394,500 and $660,000 in salaries to managers and directors of the Company. During the year ended December 31, 2013 and 2012, related party payable decreased $286,234 (of which $228,869 was written off to bad debt expense and $9,783 was due to the change in the exchange rate, offset by $474,615 due to the deconsolidation of RPS) and increased $9,437 (due to the change in the exchange rate), respectively.

Related Party Company Stock Issuances during the Year Ended December 31, 2013

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

In December 2013, the Company approved the issuance of 600,000,000 shares of Common Stock to Tammy Taylor for services of $60,000.

In December 2013, the Company approved the issuance of 600,000,000 shares of Common Stock to M Aimee Coleman for services of $60,000.

In December 2013, the Company approved the issuance of 600,000,000 shares of Common Stock to Corporate Business Advisors, Inc. for services of $60,000.

Related Party Company Stock Issuances during the Year Ended December 31, 2013 (Continued)

In December 2013, the Company approved the issuance of 2 shares of Class B Preferred Stock to Tammy Taylor for services of $134,788.

In December 2013, the Company approved the issuance of 1 share of Class B Preferred Stock to M Aimee Coleman for services of $67,394.

In December 2013, the Company approved the issuance of 12 shares of Class B Preferred Stock to Corporate Business Advisors, Inc. for services of $808,728.

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

In August 2012, the Company approved the issuance of 2 shares of Class A Preferred Stock to John Rossi for services of $134,788.

In September 2012, John Rossi converted the 25,445,378,151 shares of Common Stock received during June and August 2012 to 2,500,000 shares of Class B Preferred Stock using a stated conversion rate of $10.18.

Related party payable consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Accounts payable to a related parties, due on demand, no interest, unsecured	$4,285	$59,993

Accounts payable to a related party, due on demand, plus interest at 10% per annum, unsecured	-	230,526

Total	$4,285	$290,519

Notes payable - related party consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Notes payable to a related party, due within one year, no interest, unsecured	$150,000	$-

Total	$150,000	$-

As of December 31, 2013 and 2012, accounts receivable related to cash received by management without supportive cash receipts was $249,051 and $248,265 respectively. As of December 31, 2013 and 2012, allowances for bad debt was $249,051 and $248,265 respectively, resulting in net accounts receivable from related party balances as of December 31, 2013 and 2012 as $0 and $0 respectively.

Note 5 – Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Deferred tax assets:
NOL carryover	$2,776,000	$2,710,600
Allowance for doubtful accounts	237,900	96,800
Accrued wages	76,700	776,300
Deferred tax liabilities:
Depreciation	-	-
Foreign amounts owed	-	16,243
Valuation allowance	(3,090,600)	(3,583,700)
Net deferred tax liability	$-	$16,243

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012
Book income (loss)	$(744,000)	$(2,247,200)
Allowance for doubtful accounts	141,100	40,000
Accrued wages	25,200	218,400
Non-deductible meals and entertainment	1,100	900
Other non-deductible expenses	382,600	1,625,700
Valuation allowance	194,000	362,200
Income tax provision	$-	$-

Foreign taxes payable relate to liabilities associated with income tax obligations of RPS in Germany for taxable income generated in years prior to 2009. Since the former management left the Company during the quarter ended September 30, 2013 (on August 21, 2013) the Company’s financial statements beginning with the quarter ended September 30, 2013 omits combining the RPS and Newview financial statements which included the foreign taxes payable outstanding balance.

At December 31, 2013, the Company had net operating loss carry forwards of approximately $7,118,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Since a change in ownership has occurred during the year ended December 31, 2013, net operating loss carry forwards may be limited as to use in future years.

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

As of December 31, 2013 and 2012 the Company had accrued a total of $203,447 and $2,004,498 in wages and payroll taxes payable related to officer compensation.

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

Note 8 – Notes Payable

Both secured and unsecured notes payable balance net of discounts for the years ended December 31, 2013 and 2012 were $1,396,559, net of debt discounts of $2,723 and $1,892,737, net of debt discounts of $23,645, respectively.

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the June 24, 2006 Note that resulted in forgiveness of all the January 3, 2002 Note principal and accrued interest. The balance of the Note as of December 31, 2013 was $0 and as of December 31, 2012 was $10,000, both net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2013 and December 31, 2012 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2013 and December 31, 2012 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2013 and December 31, 2012 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest. The balance of the Note as of December 31, 2013 was $35,000 and as of December 31, 2012 was $53,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2013 and December 31, 2012 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2013 and December 31, 2012 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest. The balance of the October 11, 2007 Note owed to the original debt holder as of the years ended December 31, 2013 and December 31, 2012 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of December 31, 2013 and December 31, 2012, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2013 and December 31, 2012 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2013 and December 31, 2012 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2013 and December 31, 2012 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of December 31, 2013 and December 31, 2012 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the June 29, 2010 Note owed to the professional services provider as of December 31, 2013 and as of December 31, 2012 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of December 31, 2013 and as of December 31, 2012 was $57,000, net of debt discounts of $0.

September 29, 2010 Note

On September 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $150,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2010 the Company was in default of the note and recorded penalties of $15,074 to interest expense. During the year ended December 31, 2012, the professional services provider (“Assignor”) entered into $165,074 plus accrued interest worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in all of the September 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2013 and December 31, 2012 to the professional services provider on the September 29, 2010 Note. The balance of the September 29, 2010 Note as of December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 1,950,000,000 shares of common stock at an average conversion price of $.000097, or $190,000, as repayment in full of the year ended December 31, 2012 Assigned June 29, 2010 Note. The Assigned September 29, 2010 Notes balances total $0 as of December 31, 2013 and as of December 31, 2012, both net of debt discounts of $0.

October 15, 2010 Note 1

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $23,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 1 as of December 31, 2010 was $23,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $23,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 1 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $2,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2013 and December 31, 2012 to the professional services provider on the October 15, 2010 Note 1. The balance of the June October 15, 2010 Note 1 owed to the professional services provider as of December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 1’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 1 assigned balance totals $0 as of December 31, 2013 and as of December 31, 2012, both net of debt discounts of $0.

October 15, 2010 Note 2

On October 15, 2010 the Company issued an unsecured promissory note to a professional services provider to settle $24,000 worth of accounts payable. The note bears interest at 15% per annum and had a maturity date of October 15, 2011. The balance of the October 15, 2010 Note 2 as of December 31, 2010 was $24,000. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a $24,000 debt agreement with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the October 15 Note 2 including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder plus $1,000 in additional principal recorded as interest expense. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2013 and December 31, 2012 to the professional services provider on the October 15, 2010 Note 2. The balance of the October 15, 2010 Note 2 owed to the professional services provider as of December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

The Assigned October 15, 2010 Note 2’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The Assigned October 15, 2010 Note 2 assigned balance total as of December 31, 2013 and December 31, 2012 was $0, both net of debt discounts of $0.

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

During the year ended December 31, 2012, Evolution (as the “Assignor”) entered into $6,000 worth of certain assignment of debt agreements with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the December 14, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The Company did not pay cash or issue shares of common stock during the years ended December 31, 2013 and December 31, 2012 to Evolution on the December 14, 2010 Note. The December 14, 2010 Note’s outstanding $3,902 principal plus accrued interest was consolidated into the June 16, 2012 Note. The December 14, 2010 Note balance as of the years ended December 31, 2013 and December 31, 2012 owed to Evolution was $0, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 24,489,795 shares of common stock at an average conversion price of $.0002, or $6,000, as repayment in full of the year ended December 31, 2012 Assigned December 14, 2010 Note. The year ended December 31, 2012 Assigned December 14, 2010 Note balance total $0 as of the years ended December 31, 2013 and December 31, 2012.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of December 31, 2013 and December 31, 2012 was $55,049, net of debt discounts of $0.

January 24, 2011 Note

On January 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $615 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of July 24, 2011 and has a 36% default interest rate should the note go into default. On July 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $615 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 24, 2011 Note as of the years ended December 31, 2013 and December 31, 2012 was $0, both net of debt discounts of $0.

February 2, 2011 Note

On February 2, 2011 the Company issued an unsecured promissory note to a professional services provider for $500, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 2, 2011 and has a 36% default interest rate should the note go into default. On August 3, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the February 2, 2011 Note as of the years ended December 31, 2013 and December 31, 2012 was $0, both net of debt discounts of $0.

February 24, 2011 Note

On February 24, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of August 24, 2011 and has a 36% default interest rate should the note go into default. On August 25, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2012, the Company issued a total of 220,000,000 shares of common stock at an average conversion price of $.00011, or $24,000 as partial repayment of the note. The note’s remaining outstanding $16,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 24, 2011 Note as of the years ended December 31, 2013 and December 31, 2012 was $0, both net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has an 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. During the year ended December 31, 2013, the Company issued a total of 500,000,000 shares of common stock at an average conversion price of $0.0001, or $50,000 as full repayment of the March 29, 2011 Note. The balance of the March 29, 2011 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $50,000, both net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the March 31, 2011 Note. The balance of the March 31, 2011 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $75,000, both net of debt discounts of $0.

April 1, 2011 Note 1

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $1,336 related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $1,336 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 1 as of the years ended December 31, 2013 and December 31, 2012 was $0, both net of debt discounts of $0.

April 1, 2011 Note 2

On April 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of October 1, 2011 and has a 36% default interest rate should the note go into default. On October 2, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $50,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the April 1, 2011 Note 2 as of December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. During the year ended December 31, 2013, the Company issued a total of 40,000,000 shares of common stock at an average conversion price of $0.0001, or $4,000 as full repayment of the April 20, 2011 Note. The balance of the April 20, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

May 12, 2011 Note

On May 12, 2011 the Company issued an unsecured promissory note to a professional services provider for $100,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of November 4, 2011 and has a 36% default interest rate should the note go into default. On November 5, 2011 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $100,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the May 12, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

June 24, 2011 Note

On June 24, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 9.90% per annum, has a maturity date of June 24, 2012 and has a 20% default interest rate should the note go into default. During the year ended December 31, 2012, the Company issued a total of 449,689,800 shares of common stock at an average conversion price of $.00005, or $22,484 as repayment in full of the note principal $(20,000) and accrued interest $(2,484). The balance of the June 24, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the June 30, 2011 Note. The balance of the June 30, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

July 1, 2011 Note 1

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $10,500 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of January 1, 2012. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into a certain assignment of the July 1, 2011 Note with an investor (“Assignee”) pursuant to which the Assignor granted, transferred and set over until the Assignee its right, title and interest in the July 1, 2011 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. The note’s outstanding Assigned $10,500 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the Assigned July 1, 2011 Note 1 owed to the Assignee as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

July 1, 2011 Note 2

On July 1, 2011 the Company issued an unsecured convertible note to a professional services provider for $30,000, related to consulting services rendered. The note bears interest at 10% fixed rate per annum, has a maturity date of January 1, 2012 and has a 36% default interest rate should the note go into default. On January 2, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $30,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the July 1, 2011 Note 2 as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2013, the Company issued a total of 123,000,000 shares of common stock at an average conversion price of $0.0001, or $12,300 as full repayment of the July 26, 2011 Note. The balance of the July 26, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 689,344,200 shares of common stock at an average conversion price of $0.00005, or $34,467 as full repayment of the August 26, 2011 Note’s principal and accrued interest $(4,467). The balance of the August 26, 2011 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $(30,000), both net of debt discounts of $0.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 685,438,400 shares of common stock at an average conversion price of $0.00005, or $34,272 as full repayment of the September 19, 2011 Note’s principal ($30,000) and accrued interest ($4,272). The balance of the September 19, 2011 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $30,000, both net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. On September 23, 2012 the Company defaulted on the note. The balance of the September 22, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $20,000, both net of debt discounts of $0.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the September 30, 2011 Note. The balance of the September 30 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $75,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of December 31, 2013 and as of December 31, 2012 was $40,700, both net of debt discounts of $0.

October 7, 2011 Note

On October 7, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% fixed interest per annum and has a maturity date of April 7, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On April 8, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. The note’s outstanding $25,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the October 7, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the October 31, 2011 Note. The balance of the October 31, 2011 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $25,000, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. On November 3, 2012 the Company defaulted on the note. The balance of the November 2, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $33,000, both net of debt discounts of $0.

December 13, 2011 Note

On December 13, 2011 the Company issued an unsecured convertible note to a professional services provider for $7,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of June 13, 2012 and has a 24% default interest rate should the note go into default. On June 14, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The note’s outstanding $7,000 principal plus accrued interest was consolidated into the June 16, 2012 Note. The balance of the December 13, 2011 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the December 30, 2011 Note 1. The balance of the December 30, 2011 Note 1 as of December 31, 2013 was $0 and as of December 31, 2012 was $75,000, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the December 30, 2011 Note 2. The balance of the December 30, 2011 Note 2 as of December 31, 2013 was $0 and as of December 31, 2012 was $25,000, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of December 31, 2013 and as of December 31, 2012 was $22,000, both net of debt discounts of $0.

January 13, 2012 Note

On January 13, 2012 the Company borrowed $25,000 pursuant to an unsecured convertible note. The note bears interest at 12% per annum and has a maturity date of July 13, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $25,000 principal and accrued interest was consolidated into the June 16, 2012 Note. The balance of the January 13, 2012 Note as of the years ended December 31, 2013 and as of December 31, 2012 was $0, both net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On September 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 355,188,400 shares of common stock at an average conversion price of $0.00005, or $17,759 as full repayment of the January 24, 2012 Note’s principal ($16,500) and accrued interest ($1,259). The balance of the January 24, 2012 Note as of December 31, 2013 was $0, net of debt discounts of $0 and as of December 31, 2012 was $9,266, net of debt discounts of $7,234.

February 15, 2012 Note

On February 15, 2012 the Company borrowed $22,500 pursuant to an unsecured promissory note. The note bears interest at 12% per annum and has a maturity date of August 15, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $22,500 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 15, 2012 Note for the years ended December 31, 2013 and December 31, 2012 was $0, both net of debt discounts of $0.

February 20, 2012 Note

On February 20, 2012 the Company issued an unsecured convertible note to a professional services provider for $40,000 related to consulting services rendered. The note bears interest at 12% per annum and has a maturity date of August 20, 2012. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. The note’s outstanding $40,000 principal and accrued interest was assigned and consolidated into the June 16, 2012 Note. The balance of the February 20, 2012 Note for the years ended December 31, 2013 and December 31, 2012 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 200,000,000 shares of common stock at an average conversion price of $0.0001, or $20,000 as full repayment of the February 28, 2012 Note. The balance of the February 28, 2012 Note as of December 31, 2013 was $0 and as of December 31, 2012 was $20,000, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 7, 2012 Note for the years ended December 31, 2013 was $10,000, net of debt discounts of $0 and December 31, 2012 was $9,257, net of debt discounts of $743.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 16, 2012 Note for the years ended December 31, 2013 was $20,000, net of debt discounts of $0 and December 31, 2012 was $17,729, net of debt discounts of $2,271.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 23, 2012 Note for the years ended December 31, 2013 was $15,000, net of debt discounts of $0 and December 31, 2012 was $9,123, net of debt discounts of $5,877.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the June 16, 2012 Note for the years ended December 31, 2013 and December 31, 2012 was $700,000, both net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note for the years ended December 31, 2013 was $15,000, net of debt discounts of $0 and December 31, 2012 was $7,479, net of debt discounts of $7,521.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum and has a maturity date of March 12, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the March 12, 2013 Note as of December 31, 2013 was $11,277, net of debt discounts of $2,723.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013. On June 16, 2013 the Company defaulted on the note. The balance of the April 17, 2013 Note as of December 31, 2013 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note. The balance of the April 27, 2013 Note as of December 31, 2013 was $700, net of debt discounts of $0.

Note 9 - Notes Payable - Related Party

Unsecured related party notes payable balance for the years ended December 31, 2013 and 2012 were $150,000, net of debt discounts of $0.

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014. The balance of the September 26,, 2013 Note as of December 31, 2013 was $150,000, net of debt discounts of $0.

Note 10 – Capital Stock

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

Changes in par values have been retroactively reported back to the year ended December 31, 2010 (including this annual filing) based on Audits performed through the year ended December 31, 2013.

A summary of the pertinent rights and privileges of the classes of preferred stock are as follows:

Class A Preferred Stock

Conversion Rights -Each outstanding share of Class A Preferred Stock shall be convertible, at the option of the holder into shares of Common Stock equal to (i) four times the total number of shares of Common Stock which are issued and outstanding at the time of such conversion plus (ii) the total number of shares of Class B Preferred Stock which are issued and outstanding at the time of such conversion minus (iii) the number of other shares of Class A Preferred Stock issued and outstanding immediately prior to the time of such conversions.

Voting Rights -The total aggregate issued shares of Class A Preferred Stock shall have aggregate right to a number of votes equal to (i) four times the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus (ii) the total number of shares of Class B Stock which are issued and outstanding at the time of voting minus (iii) the number of shares of Class A Preferred Stock issued and outstanding at the time of voting.

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

Dividends -Class B shareholders shall be entitled to receive dividends, when, as and if declared by the Board of Directors.

Conversion Rights -Each share of Class B Preferred Stock shall be convertible into the number of shares of Common Stock equal to the Class B Preferred Stock, $2.50 par value, to the proportional calculation of converting to common stock based on the total par value of the Class B Preferred Stock being converted, divided by the average closing price per share of the Company’s common stock over the preceding 10 trading days.

Voting Rights -Each share of Class B Preferred Stock shall have ten votes.

Common Stock

Common Shares Issued for Services

During the year ended December 31, 2013, the Company issued a total of 1,850,000,000 shares of common stock at an average per share purchase price of $0.0001, or $185,000. The Company issued these shares as payment for various outside services received including legal, investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the year ended December 31, 2013.

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

Common Shares Issued for Employees Compensation

During the year ended December 31, 2013, the Company did not issue common stock as payment for employee compensation.

During the year ended December 31, 2012, the Company issued a total of 13,445,378,151 shares of common stock to employees as bonuses at an average price of $0.0001 or $1,344,536 in the aggregate and was valued at the market price on the respective dates of issuance.

Common Shares Issued for Debt and Accrued Interest

During the year ended December 31, 2013, the Company issued a total of 6,092,971,000 shares of common stock at an average price of $0.00005 or $522,798 in the aggregate, as discussed in Note 8.

During the year ended December 31, 2012, the Company issued a total of 24,568,465,309 shares of common stock at an average price of $0.0001 or $2,560,627 in the aggregate, as discussed in Note 8.

Common Shares Issued for Accrued Salary

During the year ended December 31, 2013, the Company issued a total of 2,288,500,000 shares of common stock at an average price of $0.001 or $2,188,507 in the aggregate and was valued at the market price on the respective date of issuance.

During the year ended December 31, 2012, the Company issued a total of 30,000,000,000 shares of common stock at an average price of $0.000003 or $100,000 in the aggregate and was valued at the market price on the respective date of issuance.

Common Shares Issued for Settlement of Liabilities

During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at a price of $0.0001 or $25,000 in the aggregate, for payment of outstanding liabilities.

During the year ended December 31, 2012, the Company did not issue common stock as payment of outstanding liabilities.

Common Stock Converted to Class B Preferred Stock

During the year ended December 31, 2013, 18,000,000,000 shares of Common Stock were converted to 1,800,000 shares of Class B Preferred Stock at the conversion rate of $0.0001.

During the year ended December 31, 2012, 25,445,378,151 shares of Common Stock were converted to 2,500,000 shares of Class B Preferred Stock at the conversion rate of $10.18.

Class A Preferred Stock

Class A Preferred Shares Issued for Services

During the years ended December 31, 2013, the Company issued 15 shares of the Company’s Class A Preferred stock at a price of $67,394 for $1,010,910 as consideration for services rendered to the Company.

During the years ended December 31, 2012, the Company issued 5 shares of the Company’s Class A Preferred stock at a price of $67,394 for $336,970 as consideration for services rendered to the Company.

Class B Preferred Stock

Class B Preferred Shares Issued for Services

During the year ended December 31, 2013, the Company did not issue shares of Class B Preferred stock for services.

During the year ended December 31, 2012, the Company issued a total of 1,009, shares of Class B Preferred stock at an average per share purchase price of $2.50, or $2,523. The Company issued these shares as payment for various outside services received including consulting and marketing related services and recorded the value in administrative expenses during the year ended December 31, 2012.

Note 11 – Stock Options/Stock-Based Compensation and Warrants

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

Changes in stock options for the years ended December 31, 2013 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2013	100,500,000	$0.01	1.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at December 31, 2013	100,500,000	$0.01	0.84
Exercisable	100,500,000	$0.01	0.84	$-

Weighted average fair value of options granted during year ended December 31, 2013		$-

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	0.84	$0.01	100,500,000	$0.01

Note 12 – Subsequent Events

Current management has evaluated subsequent events as of the date of the consolidated financial statements. Several material subsequent events have occurred. Below are the subsequent events that have occurred since the year ended December 31, 2013 through the date of this annual filing.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses as discussed below in the report of management on internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected. In connection with our evaluation of the effectiveness of our internal control over financial reporting, management identified the following material weaknesses:

●·	We lacked the controls necessary to ensure timely filings of our SEC filings,

●	We lacked the controls necessary to ensure recorded amounts were accurately stated (resulting in multiple audit adjustments),

●	We lacked sufficient segregation of duties, and

●	We lacked the necessary controls to ensure money taken out of the Company was for business expenditures only.

We believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the fiscal year ended December 31, 2013 in all material respects.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

2013 Summary Compensation Table

The following table is the information pertaining to the total compensation for both the Company’s current and former executive officers for the fiscal years ended December 31, 2013 and December 31, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Total ($)
Tammy Taylor (1)	2013	$60,000	$194,788	$254,788
Current Chief Executive Officer	2012	$-	$-	$-

M Aimee Coleman (1)	2013	$4,500	$127,394	$131,894
Current Corporate Secretary	2012	$-	$-	$-

John Rossi (2)	2013	$120,000	$-	$120,000
Former Chief Executive Officer	2012	$240,000	$1,344,538	$1,584,538

Igor Plahuta (2)	2013	$120,000	$-	$120,000
Former Chief Technology Officer	2012	$240,000	$-	$240,000

Alan Fleming (2)	2013	$90,000	$-	$90,000
Former Chief Operating Officer	2012	$180,000	$-	$180,000

(1)	Mss. Taylor and Coleman have been the Company’s current executive officers in their respective capacity since August 21, 2013.
(2)	Messrs. Rossi, Plahuta and Fleming are former executive officers of the Company. Each ceased to serve in his respective capacity as of August 21, 2013.

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

All or substantially all of the listed salary amounts for both current and former officers were being accrued rather than paid in cash. All of the former officers’ accrued salaries were converted to company stock and issued during the year ended December 31, 2013 (See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Notes to the Consolidated Financial Statements, Note 10 – Capital Stock).

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

Class A Preferred Stock (1)

	Amount and Nature of
Name and Address of Stockholder	Beneficial Ownership		Percentage of Preferred Classes(1)
Tammy Taylor(2)	2	(3)	8.3%
M. Aimee Coleman (4)	1		4.2%

All executive officers and directors as a group	3		12.5%
(two persons)

Corporate Business Advisors, Inc.(5)	19	(1)	79.2%
Rachelle Hoffmann,
President and Registered Agent

Dan Scott Burda	2		8.3%

(1)	The voting rights of each share of the Class A Preferred Stock is equal to its percent of total outstanding Class A Preferred Shares times the product of four times the sum of all other outstanding classes of the Company’s stock (Class B Preferred Stock and Common Stock). As of February 26, 2015 there are 24 shares of Class A Preferred Stock outstanding with each share of Class A Preferred Stock holding 7,933,666,396 voting rights, a total of 190,407,993,496 votes in the aggregate.
(2)	Tammy Taylor is the Company’s Director, Chief Executive Officer and President and is the President of Hope4UsNow, Inc.
(3)	The number of shares owned by Ms. Taylor includes 2 shares of the Class A Preferred Stock currently outstanding and owned by Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.
(4)	M. Aimee Coleman is the Corporate Secretary and Principal Accounting Officer.
(5)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Class B Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class B Preferred (1)
Tammy Taylor (2)	0	0
M. Aimee Coleman (3)	0	0%

All executive officers and directors as a group	0	0%
(two persons)

Corporate Business Advisors, Inc.(4)	3,600,000	81.4%

Dan Scott Burda	441,930	10.0%

(1)	Each share of Class B Preferred Stock is entitled to 10 votes per share. As of February 26, 2015 there are 4,419,918 shares of Class B Preferred Stock outstanding with each share of Class B Preferred Stock holding 10 voting rights, a total of 44,199,180 votes.
(2)	Ms. Taylor is Director, Chief Executive Officer and President is the President of Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.
(3)	Ms. Coleman is the Company’s Corporate Secretary and Principal Accounting Officer.
(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Common Stock

	Amount and Nature of
Name and Address of Stockholder	Beneficial Ownership		Percentage of Common (1)
Tammy Taylor(2)	566,666,667	(2)	1.2%
M. Aimee Coleman (3)	600,000,000		1.3%

All executive officers and directors as a group	1,166,666,667		2.5%
(two persons)

Corporate Business Advisors, Inc.(4)	2,350,000,000		4.9%

Dan Scott Burda	3,796,521,515		8.0%

(1)	Amounts based on 47,597,578,456 shares of Common Stock outstanding as of February 26, 2015.
(2)	Ms. Taylor is Director, Chief Executive Officer and President who is Managing Director of Hope4UsNow, Inc. that owns 300,000,000 Common shares. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc. She is also partial owner of The Kindness Wave, Inc. that purchased 266,666,667 Common shares.
(3)	Ms. Coleman is the Corporate Secretary and Principal Accounting Officer.
(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

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

On August 21, 2013, the Company executed an employment agreement with Tammy Taylor. Ms. Taylor’s employment agreement includes a base salary of $10,000 per month. The terms of employment for the length of employment service included in Ms. Taylor’s employment agreement is open ended, at will for both parties, except for agreement violations’ remedies as specified.

On August 28, 2013, the Company executed an employment agreement with M Aimee Coleman. Ms. Coleman’s employment agreement includes starting part time at $250 per week, with hours over 10 hours a week at the hourly rate of $25 per hour. The terms of employment for the length of employment service included in Ms. Coleman’s employment agreement is open ended, at will for both parties, except for agreement violations’ remedies as specified.

Accounts payable to related parties was $4,285 and $290,519 as of the years ended December 31, 2013 and 2012, respectively.

Notes payable to related parties was $150,000 and $0 as of the years ended December 31, 2013 and 2012, respectively.

Director Independence

We did not, during the fiscal year ended December 31, 2013, and currently, we do not, have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

The former Company’s board of directors did not have a separately designated audit, nominating or compensation committee. We do not currently have a separately designated nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2013 and December 31, 2012.

	2013	2012

Audit Fees	$40,800	$40,800
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-

Total Fees	$40,800	$40,800

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-35.

(2) Financial Statement Schedules

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

(3) Exhibits

The Exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

Exhibit No.	Description	Location
2.1	Purchase of Business Agreement between the Company and Eric Ernst and Heather Ernst dated September 26, 2014.	Incorporated by referenced to Exhibit 2.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
3.1	Articles of Incorporation of the Company dated October 30, 1972.	Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 (filed on March 24,, 2015.
3.2	Articles of Amendment to Articles of Incorporation of the Company dated February 7, 1978.	Incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.3	Articles of Amendment to Articles of Incorporation of the Company dated January 15, 1981.	Incorporated by reference to Exhibit 3.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.4	Articles of Amendment to Articles of Incorporation of the Company dated May 4, 1984.	Incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.5	Articles of Amendment to Articles of Incorporation of the Company dated October 31, 1985.	Incorporated by reference to Exhibit 3.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.
3.6	Articles of Amendment to Articles of Incorporation of the Company dated May 19, 2006.	Incorporated by reference to Exhibit 3.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed on April 23, 2010.

3.7	Articles of Amendment to Articles of Incorporation of the Company dated March 10, 2010.	Incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K, filed on March 11, 2010.
3.8	Articles of Amendment to Articles of Incorporation of the Company dated March 15, 2011.	Incorporated by reference to Exhibit 3.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
3.9	Articles of Amendment to Articles of Incorporation of the Company dated April 4, 2013.	Incorporated by reference to Exhibit 3.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
3.10	Articles of Amendment to Articles of Incorporation of the Company dated May 21, 2013.	Incorporated by reference to Exhibit 3.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
3.11	Articles of Amendment to Articles of Incorporation of the Company dated February 6, 2014.	Incorporated by reference to Exhibit 3.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
3.12	Articles of Amendment to Articles of Incorporation of the Company dated June 13, 2014.	Incorporated by reference to Exhibit 3.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
3.13	By-Laws of the Company dated October 31, 1985.	Incorporated by reference to Exhibit 3.8 to the Company’s registration statement on Form 10 (File No. 0-14859), filed April 23, 2010.
10.1*	Principal Officer Employment Contract between the Company and Tammy Taylor dated August 21, 2013.	Incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.2*	Principal Officer Employment Contract between the Company and M. Aimee Coleman dated August 28, 2013.	Incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.3	Letter of Intent between the Company and Shredderhotline.com Company dated January 24, 2014.	Incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.4	Collaborative Effort Agreement between the Company and Shredderhotline.com Company dated January 24, 2014.	Incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.5	Addendum to Collaborative Effort Agreement by and between the Company and Shredderhotline.com Company dated January 29, 2014.	Incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.6	Engagement Letter between the Company and Street Capital Inc. dated February 28, 2014.	Incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.7	Letter of Intent between the Company and Pro Peke Power LLC dated May 7, 2014.	Incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.8	Agreement between the Company and Integrated Business Alliance LLC (d/b/a Pacific Equity) dated May 14, 2014.	Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.

10.9	Lease to Own Agreement with Pro Peke Power LLC dated June 16, 2014.	Incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.10	Addendum to Contract dated June 18, 2014 between the Company and Pro Peke Power LLC.	Incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
10.11*	Employment Agreement between the Company and Eric Ernst dated September 26, 2014.	Incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 24, 2015.
21.1	List of Subsidiaries of the Company.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS**	XBRL Instance Document	Furnished herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.DEF**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

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

