Form 10-Q
period 2014-03-31
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-14859

GARB OIL & POWER CORPORATION

(Exact name of registrant as specified in its charter)

Utah	87-0296694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

1185 Gooden Xing
Largo, FL	33778
(Address of principal executive offices)	(Zip Code)

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

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$131,070	$3
Receivables, net	-	-
Total current assets	131,070	3

Total assets	$131,070	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,133,125	$832,166
Related party payable	7,465	4,285
Notes payable	1,387,240	1,396,559
Related party notes payable	150,000	150,000
Accrued interest	1,369,410	1,283,367
Wage and payroll taxes payable	227,697	203,447
Total current liabilities	4,274,937	3,869,824

Total liabilities	4,274,937	3,869,824

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

(Continued)

	March 31, 2014	December 31, 2013
	(Unaudited)

Stockholders’ Deficit:
Class A preferred as of March 31, 2014; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of March 31, 2014 and 22 shares outstanding as of December 31, 2013	-	-
Class B preferred as of March 31, 2014; ($2.50 par value) 10,000,000 shares authorized, 4,936,228 shares outstanding as of March 31, 2014 and 4,494,298 shares issued and outstanding as of December 31, 2013	12,340,570	11,235,745
Common stock as of March 31, 2014; (no par value) 50,000,000,000 shares authorized, 42,128,403,336 shares outstanding at March 31, 2014 and 37,965,215,154 shares outstanding at December 31, 2013	(15,569,908)	(15,713,804)
Preferred Class A additional paid in capital	1,486,010	1,482,670
Preferred Class B additional paid in capital	14,093,627	14,867,005
Subscription receivable	(403,815)	-
Accumulated deficit	(16,090,351)	(15,741,437)
Total Garb Oil & Power stockholders’ deficit	(4,143,867)	(3,869,821)
Total liabilities and stockholders’ deficit	$131,070	$3

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
SALES
Sales	$200,000	$-
TOTAL SALES	200,000	-
COST OF SALES	90,000	-
GROSS PROFIT	110,000	-

OPERATING EXPENSES
Selling, general and administrative	350,556	369,531
Total Operating Expenses	350,556	369,531

LOSS FROM OPERATIONS	(240,556)	(369,531)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	-	332,880
Loss on disposal of assets	-	(3,886)
Interest expense	(108,358)	(72,496)
Total Other Income (Expense)	(108,358)	256,498
LOSS BEFORE INCOME TAXES	(348,914)	(113,033)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(348,914)	$(113,033)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	40,460,712,592	36,308,155,265

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(348,914)	$(113,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	10,000	5,000
(Gain) loss on extinguishment of debt	-	(332,880)
Amortization of debt discount	681	14,381
Disposition of Fixed Asset	-	3,886
Bad debt expense	-	3,535
Changes in operating assets and liabilities:
Accounts receivable	-	(3,535)
Accounts payable and accrued expenses	300,959	190,226
Accrued interest	86,043	58,115
Related party payable	3,180	-
Wages and payroll taxes payable	24,250	165,000
Net cash provided by (used in) operating activities	76,199	(9,305)

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	14,000
Payments on notes payable	(10,000)	-
Cash received on issuances of common stock - related parties	64,868	-
Net cash provided by financing activities	54,868	14,000
Net increase (decrease) in cash	131,067	4,695
Cash at beginning of period	3	3
Cash at end of period	$131,070	$4,698

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$-	$436,300
Debt discount	$-	$14,000
Common shares issued for liabilities	$-	$250,000
Common shares exchanged for Class B preferred shares	$-	$180
Subscription receivable	$403,815	$-

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three months ended March 31, 2014 and 2013

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

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes thereto included in our Form 10-K. While management believes the procedures followed in preparing these unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $(348,914) for the three months ended March 31, 2014 and has a net accumulated deficit of $(16,090,351). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Related Party Transactions

Related party payable consisted of the following at March 31, 2014:

March 31, 2014

Accounts payable to related parties, due on demand, no interest, unsecured	$7,465

Total	$7,465

As of March 31, 2014, accounts receivable related to cash received by former management without supportive cash receipts was $249,051. As of March 31, 2014, allowances for bad debt was $249,051, resulting in net accounts receivable from related party balances as of March 31, 2014 as $0.

Note 4 – Notes Payable

Both secured and unsecured notes payable balance net of discounts at March 31, 2014 and December 31, 2013 were $1,387,240, net of debt discounts of $2,042 and $1,396,559, net of debt discounts of $2,723, respectively.

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the June 24, 2006 Note that resulted in forgiveness of all the January 3, 2002 Note principal and accrued interest. The balance of the Note as of March 31, 2014 and December 31, 2013 was $0, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of March 31, 2014 and December 31, 2013 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of March 31, 2014 and December 31, 2013 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of March 31, 2014 and December 31, 2013 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest. During the three months ended March 31, 2014, the Company paid $10,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note. The balance of the Note as of March 31, 2014 was $25,000 and as of December 31, 2013 was $35,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of March 31, 2014 and December 31, 2013 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of March 31, 2014 and December 31, 2013 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest. The balance of the October 11, 2007 Note owed to the original debt holder as of March 31, 2014 and December 31, 2013 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of March 31, 2014 and December 31, 2013, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of March 31, 2014 and December 31, 2013 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of March 31, 2014 and December 31, 2013 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of March 31, 2014 and December 31, 2013 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of March 31, 2014 and December 31, 2013 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the June 29, 2010 Note owed to the professional services provider as of March 31, 2014 and as of December 31, 2013 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of March 31, 2014 and as of December 31, 2013 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of March 31, 2014 and December 31, 2013 was $55,049, net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has an 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. During the year ended December 31, 2013, the Company issued a total of 500,000,000 shares of common stock at an average conversion price of $0.0001, or $50,000 as full repayment of the March 29, 2011 Note. The balance of the March 29, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the March 31, 2011 Note. The balance of the March 31, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. During the year ended December 31, 2013, the Company issued a total of 40,000,000 shares of common stock at an average conversion price of $0.0001, or $4,000 as full repayment of the April 20, 2011 Note. The balance of the April 20, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the June 30, 2011 Note. The balance of the June 30, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2013, the Company issued a total of 123,000,000 shares of common stock at an average conversion price of $0.0001, or $12,300 as full repayment of the July 26, 2011 Note. The balance of the July 26, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 689,344,200 shares of common stock at an average conversion price of $0.00005, or $34,467 as full repayment of the August 26, 2011 Note’s principal and accrued interest $(4,467). The balance of the August 26, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 685,438,400 shares of common stock at an average conversion price of $0.00005, or $34,272 as full repayment of the September 19, 2011 Note’s principal ($30,000) and accrued interest ($4,272). The balance of the September 19, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. On September 23, 2012 the Company defaulted on the note. The balance of the September 22, 2011 Note as of March 31, 2014 and December 31, 2013 was $20,000, both net of debt discounts of $0.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the September 30, 2011 Note. The balance of the September 30 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of March 31, 2014 and December 31, 2013 was $40,700, both net of debt discounts of $0.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the October 31, 2011 Note. The balance of the October 31, 2011 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. On November 3, 2012 the Company defaulted on the note. The balance of the November 2, 2011 Note as of March 31, 2014 and December 31, 2013 was $33,000, both net of debt discounts of $0.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the December 30, 2011 Note 1. The balance of the December 30, 2011 Note 1 as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the December 30, 2011 Note 2. The balance of the December 30, 2011 Note 2 as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of March 31, 2014 and December 31, 2013 was $22,000, both net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On September 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 355,188,400 shares of common stock at an average conversion price of $0.00005, or $17,759 as full repayment of the January 24, 2012 Note’s principal ($16,500) and accrued interest ($1,259). The balance of the January 24, 2012 Note as of March 31, 2014 and December 31, 2013 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 200,000,000 shares of common stock at an average conversion price of $0.0001, or $20,000 as full repayment of the February 28, 2012 Note. The balance of the February 28, 2012 Note as of March 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 7, 2012 Note as of March 31, 2014 and December 31, 2013 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 16, 2012 Note as of March 31, 2014 and December 31, 2013 was $20,000, net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 23, 2012 Note as of March 31, 2014 and December 31, 2013 was $15,000, net of debt discounts of $0.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the June 16, 2012 Note as of March 31, 2014 and December 31, 2013 was $700,000, both net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note as of March 31, 2014 and December 31, 2013 was $15,000, net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum and has a maturity date of March 12, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 12, 2013 Note as of March 31, 2014 was $11,958, net of debt discounts of $2,042 and as of December 31, 2013 was $11,277, net of debt discounts of $2,723.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013. On June 16, 2013 the Company defaulted on the note. The balance of the April 17, 2013 Note as of March 31, 2014 and December 31, 2013 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note. The balance of the April 27, 2013 Note as of March 31, 2014 and December 31, 2013 was $700, net of debt discounts of $0.

Note 5 – Notes Payable – Related Parties

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014. The balance of the September 26, 2013 Note as of March 31, 2014 and December 31, 2013 was $150,000, net of debt discounts of $0.

Note 6 – Capital Stock

Common Stock

Common Shares Issued for Services

During the three months ended March 31, 2014, the Company issued a total of 100,000,000 shares of common stock at a per share purchase price of $0.0001, or $10,000. The Company issued these shares as payment for various outside services received including investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the three months ended March 31, 2014.

Common Shares Issued for Cash

During the three months ended March 31, 2014, the Company entered into private agreements to sell 1,762,266 607 shares of the Company’s common stock at an average price of $0.0004 for $64,868 cash.

Common Shares Issued for Subscription Receivable

During the three months ended March 31, 2014, the Company entered into a private agreement to sell 2,300,921,575 shares of the Company’s common stock at an average price of $0.00003 for $69,028 on subscription as a receivable as discussed in Item 5. The balance relating to this subscription receivable as of March 31, 2014 was $69,028.

Preferred Class A Stock Issued for Subscription Receivable

During the three months ended March 31, 2014, the Company entered into a private agreement to sell 2 shares of the Company’s Class A Preferred Stock at an average price of $1,670 for $3,340 on subscription as a receivable as discussed in Item 5. The balance relating to this subscription receivable as of March 31, 2014 was $3,340.

Preferred Class B Stock Issued for Subscription Receivable

During the three months ended March 31, 2014, the Company entered into a private agreement to sell 441,930 shares of the Company’s Class B Preferred Stock at an average price of $0.75 for $331,448 on subscription as a receivable as discussed in Item 5. The balance relating to this subscription receivable as of March 31, 2014 was $331,448.

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the three months ended March 31, 2014 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2013	100,500,000	$0.01	0.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at March 31, 2014	100,500,000	$0.01	0.59
Exercisable	100,500,000	$0.01	0.59	$-

Weighted average fair value of options granted during three months ended March 31, 2014		$-

The following table summarizes information about stock options outstanding at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	0.59	$0.01	100,500,000	$0.01

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

During the three months ended June 30, 2014 the Company borrowed $10,000 cash and incurred $2,000 in loan fees. During the three months ended September 30, 2014 the Company borrowed $40,000 cash and incurred $8,000 in loan fees.

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

Subsequent Sales of Unregistered Securities

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
April 14, 2014	Affiliate of Company	1,750,000,000	$0.002	$4,142,300.16	Conversion of 700,000 shares of Preferred stock	Common stock
May 16, 2014	Unaffiliated party	860,000,000	$0.0001	$86,000.00	Services	Common stock
June 16, 2014	Unaffiliated party	1,428,571,429	$0.00007	$100,000.00	Conversion of Company debt	Common stock
September 23, 2014	Assignee of debtor	3,167,500,000	$0.00002	$55,082.83	Conversion of accrued other liabilities	Common stock
October 8, 2014	Unaffiliated party	183,690	$1.00	$183,690.00	Conversion of 1,836,896,308 shares of Common stock	Series B Preferred stock

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

On June 18, 2014, the Company entered into an asset purchase agreement to acquire all of the assets of Chubby Glass, LLC located in Boulder, Colorado for $189,000 cash terms. The acquisition is expected to close early in the six months ended June 30, 2015. On September 26, 2014, the Company entered into a five year employment agreement with one of Chubby Glass LLC’s principals, Eric Ernst, that commences on the closing date of the Company purchasing Chubby Glass LLC at a salary of $5,000 per month.

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

The Company’s financial statements from the year ended December 31, 2009 through the six months ended June 30, 2013 each contains its audited or reviewed, as the case may be, consolidated financial statements for the Company and its subsidiaries, which included RPS consolidated financials that were converted into United States Dollars (USD). The Company had included RPS and Newview as Company subsidiaries and accounted for as entities under common control, since RPS, Newview, and the Company had common management during the stated period of time. As the transaction combined two commonly controlled entities that historically, prior to October 27, 2009, had not been presented together, the resulting financial statements were, in effect, considered those of a different reporting entity. This resulted in a change in reporting entity, which required retrospectively combining the entities for all periods presented as if the combination had been in effect since inception of common control. The financial information of previously separate entities, prior to the acquisition date, was shown as combined. The former management left the Company during the nine months ended September 30, 2013 (on August 21, 2013). Beginning with the Company’s nine months ended September 30, 2013 Form 10-Q filing, entities under common control ceased to exist since the Company did not have the same management as RPS and Newview and the Company and therefore the Company’s financial statements omit the financial statements of RPS and Newview.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Revenues

During the three months ended March 31, 2014 the Company recognized $200,000 revenues from sale of equipment. During the three months ended March 31, 2013 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $18,975 to $350,556 for the three months ended March 31, 2014, from $369,531 for the three months ended March 31, 2013. The decrease was related to employee compensation expense decreasing $131,062. The decrease was offset with commissions increasing $110,000.

Other Income (Expense)

Other income (expense) decreased by $364,856 to $(108,358) for the three months ended March 31, 2014, from a gain of $256,498 for the three months ended March 31, 2013. The decrease in other income was primarily due to no gain (loss) on extinguishment of debt.

Net Loss

Net loss was $348,914 and $113,033 for the three months ended March 31, 2014 and March 31, 2013, respectively. Net loss was due to a lack of consistent revenues. While the Company has decreased expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a working capital and stockholders’ deficit of $4,143,867 at March 31, 2014.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of March 31, 2014, the Company’s total liabilities were $4,274,937, with a working capital deficit of $4,143,867. See Note 5 – Notes Payable and Note 6 – Notes Payable –Related Parties of the Company’s unaudited financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash provided by (used in) operating activities was $79,199 and $(9,305) for the three months ended March 31, 2014 and March 31, 2013, respectively. Cash was primarily used to fund our net losses from operations.

Net cash provided by (used in) investing activities was $0 for the three months ended March 31, 2014 and March 31, 2013.

Net cash provided by financing activities was $54,868 and $14,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. During the three months ended March 31, 2014, we received cash of $64,868 from the issuances of common stock – related parties, of which $10,000 cash was used as repayments of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2014, our company has accumulated losses of $16,090,351. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2013, the Company’s independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon our ability to raise additional financial support. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the three months ended March 31, 2014 in all material respects.

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

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director	March 24, 2015
Tammy Taylor	(principal executive officer and principal financial officer)

/s/ M. Aimee Coleman	Corporate Secretary	March 24, 2015
M. Aimee Coleman	(principal accounting officer)

