Form 10-Q
period 2014-09-30
GARB OIL & POWER CORP
filed 2015-03-24
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$13,974	$3
Receivables, net	-	-
Total current assets	13,974	3
Property and equipment, net	1,382,041	-

Total assets	$1,396,015	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,090,552	$832,166
Related party payable	21,947	4,285
Notes payable	2,678,769	1,396,559
Related party notes payable	150,000	150,000
Accrued interest	1,447,196	1,283,367
Wage and payroll taxes payable	234,310	203,447
Total current liabilities	5,622,774	3,869,824

Total liabilities	5,622,774	3,869,824

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

(Continued)

	September 30, 2014	December 31, 2013
	(Unaudited)
Stockholders’ Deficit:
Class A preferred as of September 30, 2014; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of September 30, 2014 and 22 shares outstanding as of December 31, 2013	-	-
Class B preferred as of September 30, 2014; ($2.50 par value) 10,000,000 shares authorized, 4,236,228 shares outstanding as of September 30, 2014 and 4,494,298 shares issued and outstanding as of December 31, 2013	10,590,570	11,235,745
Common stock as of September 30, 2014; (no par value) 50,000,000,000 shares authorized, 49,334,474,765 shares outstanding at September 30, 2014 and 37,965,215,154 shares outstanding at December 31, 2013	(11,059,480)	(15,713,804)
Preferred Class A additional paid in capital	1,486,010	1,482,670
Preferred Class B additional paid in capital	11,701,327	14,867,005
Subscription receivable	(403,815)	-
Accumulated deficit	(16,541,371)	(15,741,437)
Total Garb Oil & Power stockholders’ deficit	(4,226,759)	(3,869,821)
Total liabilities and stockholders’ deficit	$1,396,015	$3

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Selling, general and administrative	$115,085	$613,672
Total Operating Expenses	115,085	613,672

LOSS FROM OPERATIONS	(115,085)	(613,672)

OTHER INCOME (EXPENSE)
Interest expense	(109,519)	(54,660)
Total Other Income (Expense)	(109,519)	(54,660)
LOSS BEFORE INCOME TAXES	(224,604)	(668,332)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(224,604)	$(668,332)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	1,361,475,589	36,165,215,154

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
SALES
Sales	$200,000	$-
TOTAL SALES	200,000	-
COST OF SALES	90,000	-
GROSS PROFIT	110,000	-

OPERATING EXPENSES
Selling, general and administrative	654,193	1,207,284
Total Operating Expenses	654,193	1,207,284

LOSS FROM OPERATIONS	(544,193)	(1,207,284)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	-	333,829
Loss on disposal of assets	-	(3,886)
Interest expense	(255,741)	(193,639)
Total Other Income (Expense)	(255,741)	136,304
LOSS BEFORE INCOME TAXES	(799,934)	(1,070,980)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(799,934)	$(1,070,980)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	43,729,424,964	35,468,117,186

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(799,934)	$(1,070,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,959	-
Common stock issued for services	96,000	5,000
(Gain) loss on extinguishment of debt	-	(333,829)
Amortization of debt discount	20,755	32,102
Disposition of Fixed Asset	-	3,886
Bad debt expense	-	350,786
Changes in operating assets and liabilities:
Accounts receivable	-	(121,917)
Accounts payable and accrued expenses	338,469	648,684
Accrued interest	163,829	161,537
Related party payable	17,662	(49,343)
Wages and payroll taxes payable	30,863	356,400
Net cash used in operating activities	(129,397)	(17,674)

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,000)	-
Net cash used in investing activities	(12,000)	-

Cash flows from financing activities:
Proceeds from notes payable	110,500	17,700
Payments on notes payable	(20,000)	-
Cash received on issuances of common stock - related parties	64,868	-
Net cash provided by financing activities	155,368	17,700
Net increase (decrease) in cash and cash equivalents	13,971	26
Cash at beginning of period	3	3
Cash at end of period	$13,974	$29

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$100,000	$522,798
Debt discount	$127,045	$14,000
Common shares issued for liabilities	$55,083	$250,000
Common shares issued for accrued compensation	$-	$2,188,507
Common shares exchanged for Class B preferred shares	$-	$180
Class B preferred shares exchanged for Common shares	$4,142,300	$-
Subscription receivable	$403,815	$-

See accompanying notes to the consolidated unaudited financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

Forward

The Notes to Consolidated Unaudited Financial Statements contain disclosures relating primarily to the fiscal periods stated above for the Consolidated Unaudited Financial Statements. In addition, Notes containing select subsequent event disclosures have the words “To Date” added to their title and Note 8 – Subsequent Events makes this reference. Subsequent Notes to Consolidated Unaudited Financial Statements will fully disclose for the fiscal period to which they apply.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $(799,934) for the nine months ended September 30, 2014 and has a net accumulated deficit of $(16,541,371). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Property and Equipment

The major classes of equipment as of September 30, 2014 and December 31, 2013 were as follows:

			Estimated
			Service Lives
	September 30, 2014	December 31, 2013	in Years
Building and land	$1,385,000	$-	39

Total property and equipment	1,385,000	-

Less accumulated depreciation	(2,959)	-

Property and equipment, net	$1,382,041	$-

Note 4 – Related Party Transactions

Related party payable consisted of the following at September 30, 2014:

September 30, 2014

Accounts payable to related parties, due on demand, no interest, unsecured	$21,947

Total	$21,947

As of September 30, 2014, accounts receivable related to cash received by former management without supportive cash receipts was $249,051. As of September 30, 2014, allowances for bad debt was $249,051, resulting in net accounts receivable from related party balances as of September 30, 2014 as $0.

Note 5 – Notes Payable

Both secured and unsecured notes payable balance net of discounts at September 30, 2014 and December 31, 2013 were $2,678,769, net of debt discounts of $109,013, and $1,396,559, net of debt discounts of $2,723, respectively.

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the June 24, 2006 Note that resulted in forgiveness of all the January 3, 2002 Note principal and accrued interest. The balance of the Note as of September 30, 2014 and December 31, 2013 was $0, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of September 30, 2014 and December 31, 2013 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of September 30, 2014 and December 31, 2013 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of September 30, 2014 and December 31, 2013 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest. During the nine months ended September 30, 2014, the Company paid $20,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note. The balance of the Note as of September 30, 2014 was $15,000 and as of December 31, 2013 was $35,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of September 30, 2014 and December 31, 2013 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of September 30, 2014 and December 31, 2013 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest. The balance of the October 11, 2007 Note owed to the original debt holder as of September 30, 2014 and December 31, 2013 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of September 30, 2014 and December 31, 2013, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of September 30, 2014 and December 31, 2013 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of September 30, 2014 and December 31, 2013 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of September 30, 2014 and December 31, 2013 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of September 30, 2014 and December 31, 2013 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the June 29, 2010 Note owed to the professional services provider as of September 30, 2014 and as of December 31, 2013 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of September 30, 2014 and as of December 31, 2013 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of September 30, 2014 and December 31, 2013 was $55,049, net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has an 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. During the year ended December 31, 2013, the Company issued a total of 500,000,000 shares of common stock at an average conversion price of $0.0001, or $50,000 as full repayment of the March 29, 2011 Note. The balance of the March 29, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the March 31, 2011 Note. The balance of the March 31, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. During the year ended December 31, 2013, the Company issued a total of 40,000,000 shares of common stock at an average conversion price of $0.0001, or $4,000 as full repayment of the April 20, 2011 Note. The balance of the April 20, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the June 30, 2011 Note. The balance of the June 30, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2013, the Company issued a total of 123,000,000 shares of common stock at an average conversion price of $0.0001, or $12,300 as full repayment of the July 26, 2011 Note. The balance of the July 26, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 689,344,200 shares of common stock at an average conversion price of $0.00005, or $34,467 as full repayment of the August 26, 2011 Note’s principal and accrued interest $(4,467). The balance of the August 26, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 685,438,400 shares of common stock at an average conversion price of $0.00005, or $34,272 as full repayment of the September 19, 2011 Note’s principal ($30,000) and accrued interest ($4,272). The balance of the September 19, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of September 22, 2012. On September 23, 2012 the Company defaulted on the note. The balance of the September 22, 2011 Note as of September 30, 2014 and December 31, 2013 was $20,000, both net of debt discounts of $0.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the September 30, 2011 Note. The balance of the September 30 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of September 30, 2014 and December 31, 2013 was $40,700, both net of debt discounts of $0.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the October 31, 2011 Note. The balance of the October 31, 2011 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum and has a maturity date of November 2, 2012. On November 3, 2012 the Company defaulted on the note. The balance of the November 2, 2011 Note as of September 30, 2014 and December 31, 2013 was $33,000, both net of debt discounts of $0.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the December 30, 2011 Note 1. The balance of the December 30, 2011 Note 1 as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the December 30, 2011 Note 2. The balance of the December 30, 2011 Note 2 as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of September 30, 2014 and December 31, 2013 was $22,000, both net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On September 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 355,188,400 shares of common stock at an average conversion price of $0.00005, or $17,759 as full repayment of the January 24, 2012 Note’s principal ($16,500) and accrued interest ($1,259). The balance of the January 24, 2012 Note as of September 30, 2014 and December 31, 2013 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 200,000,000 shares of common stock at an average conversion price of $0.0001, or $20,000 as full repayment of the February 28, 2012 Note. The balance of the February 28, 2012 Note as of September 30, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 7, 2012 Note as of September 30, 2014 and December 31, 2013 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of February 16, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 16, 2012 Note as of September 30, 2014 and December 31, 2013 was $20,000, net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of May 23, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the May 23, 2012 Note as of September 30, 2014 and December 31, 2013 was $15,000, net of debt discounts of $0.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On June 17, 2014 the Company defaulted on the note and the note interest per annum increased to 20%. During the nine months ended September 30, 2014, the Company issued a total of 1,428,571 429 shares of common stock at an average conversion price of $0.00007, or $100,000 as partial repayment of the June 16, 2012 Note. The balance of the June 16, 2012 Note as of September 30, 2014 was $600,000 and as of December 31, 2013 was $700,000, both net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum and has a maturity date of July 2, 2013. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note as of September 30, 2014 and December 31, 2013 was $15,000, net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum and has a maturity date of March 12, 2014. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 12, 2013 Note as of September 30, 2014 was $13,319, net of debt discounts of $681 and as of December 31, 2013 was $11,277, net of debt discounts of $2,723.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013. On June 16, 2013 the Company defaulted on the note. The balance of the April 17, 2013 Note as of September 30, 2014 and December 31, 2013 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note. The balance of the April 27, 2013 Note as of September 30, 2014 and December 31, 2013 was $700, net of debt discounts of $0.

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

The balance of the May 19, 2014 Note as of September 30, 2014 was $7,199, net of debt discounts of $52,801.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500. The Company recorded the $13,500 discount as an administrative expense. The note bears interest at 12% per annum and has a maturity date of February 13, 2015. The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was cancelled on September 23, 2014. The balance of the August 13, 2014 Note as of September 30, 2014 was $18,379, net of debt discounts of $28,121.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the nine months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the September 10, 2014 Note as of September 30, 2014 was $1,589, net of debt discounts of $27,411.

Capital Lease

On September 1, 2014, the Company entered in a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space. The lease is considered a capital lease therefore the building asset and an offsetting note payable has been recorded in the Company’s books. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. The balance of the capital lease as of September 30, 2014 was $1,373,000.

Note 6 – Notes Payable - Related Party

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014. On September 1, 2014 the Company defaulted on the note. The balance of the September 26, 2013 Note as of September 30, 2014 and December 31, 2013 was $150,000, net of debt discounts of $0.

Note 7 – Capital Stock

Common Stock

Common Shares Issued for Services

During the nine months ended September 30, 2014, the Company issued a total of 960,000,000 shares of common stock at a per share purchase price of $0.0001, or $96,000. The Company issued these shares as payment for various outside services received including investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the nine months ended September 30, 2014.

Common Shares Issued for Debt and Accrued Interest

During the nine months ended September 30, 2014, the Company issued a total of 1,428,571,429 shares of common stock at an average price of $0.00007 or $100,000 in the aggregate, as discussed in Note 5.

Common Shares Issued for Cash

During the nine months ended September 30, 2014, the Company entered into private agreements to sell 1,762,266 607 shares of the Company’s common stock at an average price of $0.0004 for $64,868 cash.

Common Shares Issued for Subscription Receivable

During the nine months ended September 30, 2014, the Company entered into a private agreement to sell 2,300,921,575 shares of the Company’s common stock at an average price of $0.00003 for $69,028 on subscription as a receivable as discussed in Item 5. The balance relating to this subscription receivable as of September 30, 2014 was $69,028.

Common Shares Issued for Liabilities

During the nine months ended September 30, 2014, the Company issued a total of 3,167,500,000 shares of common stock at an average price of $0.00002 or $55,083 in the aggregate and was valued at a contracted conversion rate on the respective date of issuance.

Preferred Stock converted to Common Stock

During the nine months ended September 30, 2014, 700,000 shares of Class B Preferred Stock were converted to 1,750,000,000 shares of Common Stock at the conversion rate of $0.002 or $4,142,300.

Preferred Class A Stock Issued For Subscription Receivable

During the nine months ended September 30, 2014, the Company entered into a private agreement to sell 2 shares of the Company’s Class A Preferred Stock at an average price of $1,670 for $3,340 on subscription as a receivable as discussed in Item 5. The balance relating to this subscription receivable as of September 30, 2014 was $3,340.

Preferred Class B Stock Issued for Subscription Receivable

During the nine months ended September 30, 2014, the Company entered into a private agreement to sell 441,930 shares of the Company’s Class B Preferred Stock at an average price of $0.75 for $331,448 on subscription as a receivable as discussed in Item 5. The balance relating to this subscription receivable as of September 30, 2014 was $331,448.

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the nine months ended September 30, 2014 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2013	100,500,000	$0.01	0.84
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at September 30, 2014	100,500,000	$0.01	0.09
Exercisable	100,500,000	$0.01	0.09	$-

Weighted average fair value of options granted during nine months ended September 30, 2014		$-

The following table summarizes information about stock options outstanding at September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.00	100,500,000	0.09	$0.01	100,500,000	$0.01

Note 8 – Subsequent Events

Subsequent New Debt

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

None.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

Revenues

During the three months ended September 30, 2014 and September 30, 2013 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $498,587 to $115,085 for the three months ended September 30, 2014, from $613,672 for the three months ended September 30, 2013. The decrease was related primarily to bad debt expense decreasing $343,542 and consulting fees decreasing $62,703.

Other Income (Expense)

Other income (expense) decreased by $54,859 to $(109,519) for the three months ended September 30, 2014, from $(54,660) for the three months ended September 30, 2013. The increase in expense was related to an increase in higher amortization of debt discount to interest expense of $15,194 for longer maturity dates of convertible notes and an increase of interest expense of $39,665 due to increase in interest rates due to the Company defaulting on Notes Payable as described in Note 8.

Net Loss

Net loss was $224,604 and $668,332 for the three months ended September 30, 2014 and September 30, 2013, respectively. Net loss was due to a lack of revenues. While the Company has substantially decreased expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

During the nine months ended September 30, 2014 the Company recognized $200,000 revenues from sale of equipment. During the nine months ended September 30, 2013 the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $553,091 to $654,193 for the nine months ended September 30, 2014, from $1,207,284 for the nine months ended September 30, 2013. The decrease was related to employee compensation decreasing $260,578 and bad debt expense decreasing $350,786. These decreases were partially offset by an increase in sales commissions of $110,000.

Other Income (Expense)

Other income (expense) decreased by $391,775 to a loss of $(255,741) for the nine months ended September 30, 2014, from a gain of $136,034 for the nine months ended September 30, 2013. The decrease in other income was primarily due to no gain (loss) on extinguishment of debt.

Net Loss

Net loss was $799,934 and $1,070,980 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Net loss was attributable to a lack of consistent revenues as discussed above. While the Company has substantially decreased expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a working capital deficit and stockholders’ deficit of $5,608,800 and $4,226,759, respectively, at September 30, 2014.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of September 30, 2014, the Company’s total liabilities were $5,622,774, with a working capital deficit of $5,608,800. See Note 5 – Notes Payable and Note 6 – Notes Payable –Related Party of the Company’s unaudited financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash used in operating activities was $(129,397) and $(17,674) for the nine months ended September 30, 2014 and September 30, 2013, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was $12,000 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Cash was used during the nine months ended September 30, 2014 for purchase of property.

Net cash provided by financing activities was $155,368 and $17,700 for the nine months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014, we received cash of $110,500 from the issuance of notes payable and cash of $64,868 from the issuances of common stock – related parties, of which $20,000 cash was used as repayments of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2014, our company has accumulated losses of $16,541,371. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the nine months ended September 30, 2014 in all material respects.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 31, 2014	Affiliate of Company	3,796,521,515	$0.00003	$113,895.65	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
January 31, 2014	Affiliate of Company	2	$1,670.00	$3,340.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series A Preferred stock
January 31, 2014	Affiliate of Company	441,930	$0.75	$331,447.50	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
March 25, 2014	Unaffiliated party	100,000,000	$0.0001	$10,000.00	Services	Common stock
March 31, 2014	Affiliate of Company	266,666,667	$0.00007	$20,000.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
April 14, 2014	Affiliate of Company	1,750,000,000	$0.002	$4,142,300.16	Conversion of Preferred stock	Common stock
May 16, 2014	Unaffiliated party	860,000,000	$0.0001	$86,000.00	Services	Common stock
June 16, 2014	Unaffiliated party	1,428,571,429	$0.00007	$100,000.00	Conversion of Company debt	Common stock
September 23, 2014	Assignee of debtor	3,167,500,000	$0.00002	$55,082.83	Conversion of accrued other liabilities	Common stock

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

