Form 10-K
period 2014-12-31
GARB OIL & POWER CORP
filed 2015-04-15
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $3,885,379.

The number of shares of issuer’s common stock outstanding as of April 10, 2015: 47,497,578,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

PATENTS, TRADEMARKS AND PROPRIETARY DATA

The Company has received United States Patent No. 5,299,748 on the OTR Tire Disintegrator System design which expired April 5, 2011, Patent No. 5,590,838 which expired January 7, 2014 and patent number 6,015,105 which expires January 18, 2018. An additional patent improvement was granted in Canada on July 6, 1999 as Canadian Patent No. 2,178,326 which expired March 23, 2015.

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

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2014 and 2013, the Company has not expended funds on research and development activities. Garb plans to grow its research and development budget to 8% of its revenue during 2015.

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

AVAILABLE INFORMATION

We are now completing all applicable annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods beginning with the fiscal year ended December 31, 2011 through the fiscal year ended December 31, 2014. We will file current reports on Form 8-K, proxy statements and other reports as required after the Company files this Form 10-K pursuant to Sections 13(a) and 15(d) of the Exchange Act.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted in The OTC Pink tier of the OTC Markets under the symbol of “GARB”.

The following table sets forth the range of high and low representative bid quotations for the periods indicated.

	High	Low
Fiscal Year 2014
First Quarter	$0.0006	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

	High	Low
Fiscal Year 2013
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

The foregoing OTC Market quotations are inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Holders

As of April 10, 2015 there were approximately 747 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance under Compensation Plans

The Company has no equity compensation plans under which equity securities of the Company are authorized for issuance.

Sales of Unregistered Securities

Date	Purchaser	Shares	Price per share	Amount $	Consideration	Class/Series
January 31, 2014	Affiliate of Company	3,796,521,515	$0.00003	$113,895.65	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
January 31, 2014	Affiliate of Company	2	$1,670.00	$3,340.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series A Preferred stock
January 31, 2014	Affiliate of Company	441,930	$0.75	$331,447.50	Direct investment pursuant to the terms of a Securities Purchase Agreement	Series B Preferred stock
March 25, 2014	Unaffiliated party	100,000,000	$0.0002	$20,000.00	Services	Common stock
March 31, 2014	Affiliate of Company	266,666,667	$0.00007	$20,000.00	Direct investment pursuant to the terms of a Securities Purchase Agreement	Restricted Common stock
April 14, 2014	Affiliate of Company	1,750,000,000	$0.0001	$1,750,000.00	Conversion of 700,000 shares of Preferred stock	Common stock
May 16, 2014	Unaffiliated party	860,000,000	$0.0001	$86,000.00	Services	Common stock
June 16, 2014	Unaffiliated party	1,428,571,429	$0.0001	$142,857.14	Conversion of Company debt	Common stock
September 23, 2014	Assignee of debtor	3,167,500,000	$0.0001	$316,750.00	Conversion of Company debt	Common stock
October 8, 2014	Unaffiliated party	183,690	$2.50	$459,225.00	Conversion of 1,836,896,308 shares of Common stock	Series B Preferred stock

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

Results of Operations

Comparison of the Year Ended December 31, 2014 and 2013

Revenues

During the year ended December 31, 2014 the Company recognized $300,000 from sale of equipment. During the year ended December 31, 2013 the Company recognized no revenues from sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $1,584,484 to $801,580 for the year ended December 31, 2014, from $2,386,064 for the year ended December 31, 2013. The decrease was related to employee compensation decreasing $261,500, professional fees decreasing $122,332, consulting fees decreasing $431,129 and bad debt expense decreasing $579,655. These decreases were partially offset by an increase in sales commissions of $110,000.

Interest Expense

Interest expense was $486,530 and $248,300 for the years ended December 31, 2014 and 2013, respectively. The increase in expense was related to recognizing change in derivative liabilities for the year ended December 31, 2014.

Gain / Loss on Conversion of Debt and Settlement of Accrued Interest

Conversion of debt and settlement of accrued interest resulted in a loss of $320,617 and a gain of $587,256 for the years ended December 31, 2014 and 2013, respectively. This is a non-cash expense reported on the statements of operations. The substantial change from a gain to an expense was due to an above the average market value of the Company stock at the time the shares were issued during the prior fiscal year reported to at the average market value of the Company stock at the time the shares were issued during the current fiscal year reported.

Net Loss

Comprehensive loss was $3,658,707 and $2,050,994 for the years ended December 31, 2014 and 2013, respectively. Net loss was attributable to a lack of consistent revenues as discussed above, together with a substantial amount of change in fair value of derivative liabilities. While the Company has substantially decreased selling, general, and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating consistent revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. It also has a working capital and stockholders’ deficit of $6,898,053, respectively, at December 31, 2014.

The Company has incurred and continued to incur indebtedness in order to finance its operations. As of December 31, 2014, the Company’s total liabilities were $8,156,051, with a working capital deficit of $8,155,855. See Note 8 – Notes Payable, Note 9 – Derivative Liability, Note 10 – Notes Payable-Related Party, and Note 11 – Derivative Liability-Related Party of the Company’s financial statements appearing elsewhere in this annual report on Form 10-K.

Net cash used in operating activities was $(161,925) and $(17,700) for the years ended December 31, 2014 and 2013, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was $0 for both of the years ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company did not use cash that was received for investing activities.

Net cash provided by financing activities was $162,118 and $17,700 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we received cash of $189,119 from the issuance of notes payable, of which $27,000 cash was used as repayments of financing activities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2014 and 2013, the Company has incurred a net loss of $3,658,707 and $2,050,994, respectively, and as of December 31, 2014, the Company’s accumulated deficit was $19,400,144. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate consistent cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

There is no assurance that the Company will be able to obtain additional cash flow from operations or to obtain additional financing. If these are not available to the Company, the Company may not be able to continue operations. While management remains confident that transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of consistent revenues. Current funding has come from operations and sales and the Company is currently in negotiations with several investment sources for equity investment in the company, which if successful, will satisfy long-term operations and capital expenditures. There are no guarantees that such negotiations will be successful.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-25 of this annual report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Garb Oil & Power Corporation

Largo, Florida

We have audited the accompanying consolidated balance sheets of Garb Oil & Power Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s continual net losses and large accumulated deficit, among other issues, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2015

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$196	$3
Accounts receivable, net	-	-
Total current assets	196	3
Property and equipment, net	1,257,802	-

Total assets	$1,257,998	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,189,558	$832,166
Related party payable	3,947	4,285
Notes payable	1,454,062	1,396,559
Derivative liability	2,250,243	-
Notes payable – related party	155,645	150,000
Derivative liability – related party	33,987	-
Capital lease payable	1,292,571	-
Accrued interest	1,521,067	1,283,367
Wage and payroll taxes payable	254,971	203,447
Total current liabilities	8,156,051	3,869,824

Total liabilities	8,156,051	3,869,824

Stockholders’ Deficit:
Class A preferred as of December 31, 2014; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of December 31, 2014 and 22 shares outstanding as of December 31, 2013	-	-
Class B preferred as of December 31, 2014; ($2.50 par value) 10,000,000 shares authorized, 4,419,918 shares outstanding as of December 31, 2014 and 4,494,298 shares issued and outstanding as of December 31, 2013	11,049,795	11,235,745
Common stock as of December 31, 2014; (no par value) 50,000,000,000 shares authorized, 47,497,578,456 shares outstanding at December 31, 2014 and 37,965,215,154 shares outstanding at December 31, 2013	(13,723,527)	(15,713,804)
Preferred Class A additional paid in capital	1,486,010	1,482,670
Preferred Class B additional paid in capital	14,093,628	14,867,005
Subscription Receivable	(403,815)	-
Accumulated deficit	(19,400,144)	(15,741,437)
Total stockholders’ deficit	(6,898,053)	(3,869,821)
Total liabilities and stockholders’ deficit	$1,257,998	$3

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2014	2013
SALES
Sales	$300,000	$-
TOTAL SALES	300,000	-
COST OF SALES	190,000	-
GROSS PROFIT	110,000	-

OPERATING EXPENSES
Selling, general and administrative	801,580	2,386,064
Total Operating Expenses	801,580	2,386,064

LOSS FROM OPERATIONS	(691,580)	(2,386,064)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	(320,617)	587,256
Loss on disposal of assets	-	(3,886)
Derivative liability expense	(2,159,980)	-
Interest expense	(486,530)	(248,300)
Total Other Income (Expense)	(2,967,127)	335,070
LOSS BEFORE INCOME TAXES	(3,658,707)	(2,050,994)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(3,658,707)	$(2,050,994)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	43,188,026,388	35,643,824,071

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock - A			Preferred Stock - B			Common Stock		Accumulated			Total
	($.0001 par value)			($2.50 par value)			(no par value)		Other			GARB	Non	Total
		Par	APIC		Par	APIC			Comprehensive	Subscription	Accumulated	Stockholders’	Controlling	Stockholders’
	Shares	Amount	Amount	Shares	Amount	Amount	Shares	Amount	Income	Receivable	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2012	7	$-	$471,760	2,694,298	$6,735,745	$19,366,824	45,483,744,154	$(18,823,864)	$143,297	$-	$(14,423,007)	$(6,529,244)	$(34,403)	$(6,563,647)
Common shares issued for services	-	-	-	-	-	-	1,850,000,000	185,000	-	-	-	185,000	-	185,000
Common shares issued for liabilities	-	-	-	-	-	-	250,000,000	25,000	-	-	-	25,000	-	25,000
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	6,092,971,000	522,798	-	-	-	522,798	-	522,798
Common shares issued for accrued wages	-	-	-	-	-	-	2,288,500,000	2,188,507	-	-	-	2,188,507	-	2,188,507
Common shares exchanged for Class B preferred shares	-	-	-	1,800,000	4,500,000	(4,499,820)	-18,000,000,000	(180)	-	-	-	-	-	-
Preferred shares issued for services	15	-	1,010,910	-	-	-	-	-	-	-	-	1,010,910	-	1,010,910
Debt discount	-	-	-	-	-	-	-	14,000	-	-	-	14,000	-	14,000
Deconsolidation due to entities no longer under common control	-	-	-	-	-	-	-	174,935	(143,297)	-	732,564	764,202	34,403	798,605
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(2,050,994)	(2,050,994)		(2,050,994)
Balance, December 31, 2013	22	$-	$1,482,670	4,494,298	$11,235,745	$14,867,005	37,965,215,153	$(15,713,804)	$-	$-	$(15,741,437)	$(3,869,821)	$-	$(3,869,821)
Common shares issued for services	-	-	-	-	-	-	960,000,000	106,000	-	-	-	106,000	-	106,000
Common shares issued for cash	-	-	-	-	-	-	4,063,188,182	133,896	-	-	-	133,896	-	133,896
Common shares issued upon conversion of notes payable and accrued interest	-	-	-	-	-	-	4,596,071,428	459,606	-	-	-	459,606	-	459,606
Class A preferred shares issued for cash	2	-	3,340	-	-	-	-	-	-	-	-	3,340	-	3,340
Class B preferred shares issued for cash	-	-	-	441,930	1,104,825	(773,377)	-	-	-	-	-	331,448	-	331,448
Class B preferred shares exchanged for Common shares	-	-	-	(700,000)	(1,750,000)	-	1,750,000,000	1,750,000	-	-	-	-	-	-
Common shares exchanged for Class B preferred shares	-	-	-	183,690	459,225	-	(1,836,896,307)	(459,225)	-	-	-	-	-	-
Subscription receivable	-	-	-	-	-	-	-	-	-	(403,815)	-	(403,815)	-	(403,815)
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	-	(3,658,707)	(3,658,707)	-	(3,658,707)
Balance, December 31, 2014	24	$-	$1,486,010	4,419,918	$11,049,795	$14,093,628	47,497,578,456	$(13,723,527)	$-	$(403,815)	$(19,400,144)	$(6,898,053)	$-	$(6,898,053)

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,658,707)	$(2,050,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,843	-
Common stock issued for services	106,000	185,000
Preferred Shares for services	-	1,010,910
(Gain) loss on extinguishment of debt	320,617	(587,256)
Amortization of debt discount	59,429	34,922
Loss on derivative liability	2,159,980	-
Accretion of present value of capital lease	30,926	-
Disposition of fixed assets	-	3,886
Bad debt expense	-	579,655
Loan fees	77,250	-
Changes in operating assets and liabilities:
Accounts receivable	-	(786)
Accounts payable and accrued expenses	382,392	245,356
Accrued interest	259,169	213,378
Related party payable	(338)	(46,271)
Wages and payroll taxes payable	90,514	394,500
Net cash used in operating activities	(161,925)	(17,700)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	124,250	17,700
Payments on notes payable	(20,000)	-
Cash received on issuances of common stock	64,868	-
Payments on capital lease	(7,000)	-
Net cash provided by financing activities	162,118	17,700
Net increase (decrease) in cash	193	-
Cash at beginning of period	3	3
Cash at end of period	$196	$3

(Continued)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	Year Ended December 31,
	2014	2013
Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$138,990	$528,798
Debt discount	$124,250	$14,000
Common shares issued for accrued compensation	$-	$2,188,507
Common shares exchanged for Class B preferred shares	$-	$180
Purchase of property, plant and equipment financed by capital lease	$1,268,645	$-
Accrued interest reclassified to note principal	$21,469	$-
Accounts payable reclassified to note principal	$25,000	$-
Wages payable reclassified to note payable	$38,990	$-
Class B preferred shares exchanged for Common shares	$1,290,774	$-
Common shares for subscription receivable	$69,028	$-
Preferred shares for subscription receivable	$334,787	$-

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Forward

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

c. Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2014 and 2013, the Company has incurred a net loss of $3,658,707 and $2,050,994, respectively, and as of December 31, 2014, the Company’s accumulated deficit was $19,400,144. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate consistent cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

d. Principles of Consolidation To Date

The consolidated financial statements contained in this annual filing include the accounts of Garb and Garb Global. The accounts of RPS discontinued inclusion with Garb began with the quarter ended September 30, 2013 since it was an entity under common control from October 27, 2009 through August 21, 2013. Newview was 80% owned by RPS and therefore its accounts were also discontinued inclusion with Garb beginning with the quarter ended September 30, 2013. Garb Global was 100% owned since February 12, 2014 and therefore its accounts began to be included with Garb beginning with the quarter ended March 31, 2014. When Garb has subsidiaries as of the filing ended date, all significant intercompany accounts and transactions have been eliminated in consolidation.

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets which range from five to thirty nine years. Leases determined to be capital leases are classified as being owned by the Company and recorded accordingly. (Also see Note 12 – Capital Lease.) Depreciation expense for the years ended December 31, 2014 and 2013 was $10,843 and $0, respectively.

The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

f. Revenue Recognition To Date

Revenue is recognized when the following criteria are met: 1. persuasive evidence of an arrangement exists, which is generally in the form of a signed contract which specifies a fixed price, 2. the sales amount is determinable, 3. when title is transferred, which is when goods shipped to the customer has been received and accepted or services have been rendered, and 4. collection is reasonably assured. The Company engages in product sales.

g. Accounts Receivable/Allowance for Bad Debt

The Company’s allowance for uncollectible accounts receivable is based on its historical bad debt experience and on current management’s evaluation of its ability to collect individual outstanding balances. The Company had $599,051 allowance for doubtful accounts as of December 31, 2014 and 2013. (Also see Note 4 – Related Party Transactions.)

h. Advertising Costs

The Company expenses all advertising costs as incurred. The Company recorded $0 and $563 advertising expense for the years ended December 31, 2014 and 2013 respectively.

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31,
	2014	2013
Comprehensive loss (numerator)	$(3,658,707)	$(2,050,994)
Weighted average shares outstanding (denominator)	43,188,026,388	35,643,824,071
Basic loss per share	$(0.00)	$(0.00)

For the year ended December 31, 2014 and 2013, the Company had no common stock equivalents that are excluded from the computation of diluted earnings per share as their effect is anti-dilutive due to net losses.

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on available market information for the year ended December 31, 2014. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

The Company had one customer for the year ended December 31, 2014. The Company had no customers whose sales were greater than 10% for the year ended December 31, 2013.

The Company’s December 31, 2014 and 2013 accounts receivable was due entirely from three other entities during the years. (Also see Note 4 – Related Party Transactions.)

During the year ended December 31, 2014, the Company had concentration of credit risk.

m. Derivative Liability

The Company has embedded conversion options in its convertible notes payable, with conversion rates that prevent calculating the number of shares into which the notes could eventually be converted into. The Company values these conversion features using the Black Scholes option valuation model. The resulting derivative liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations (Also see Note 9 – Derivative Liability and Note 11 – Derivative Liability – Related Party)

n. Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable and accrued expenses, related party payable, notes payable, related party notes payable and derivative liabilities. The principal balance of accounts receivable, accounts payable and accrued expenses, related party payable, notes payable and related party notes payable approximate fair value because current interest rates and terms available to the Company for similar instruments are substantially the same. Derivative liabilities are recorded at fair value.

The Company uses a framework for measuring fair value with a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The fair value hierarchy for recurring fair value measurements is as follows:

	Fair Value	Fair Value Measurements at December 31, 2014
	as of	Using Fair Value Hierarchy
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$2,250,243	$-	$2,250,243	$-
Derivative liability - related party	$33,987	$-	$33,987	$-

(Also see Note 9 – Derivative Liability and Note 11 – Derivative Liability – Related Party)

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

p. Foreign Currency

Not applicable to the Company’s reported financial statements.

q. Recent Accounting Standards

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

Garb Global Services, Inc.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI includes a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company. The cash portion is $44,868. The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock. In general, the CE Agreement is a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets including complete customers database, shredder patents and recycle plant designs. In addition, the CE Agreement provides that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline have mutually determined that their business interests have diverged and the Company and Shredderhotline have released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global will continue as an operating subsidiary of the Company and its financial statements are combined into the Company’s year ended December 31, 2014 financial statements as presented in this annual report.

Note 3 – Property And Equipment

The major classes of property and equipment as of December 31, 2014 and 2013 are as follows:

			Estimated
			Service Lives
	December 31, 2014	December 31, 2013	in Years
Property	$1,268,645	$-	39

Total property and equipment	1,268,645	-

Less accumulated depreciation	(10,843)	-

Property and equipment, net	$1,257,802	$-

(Also see Note 12 – Capital Lease.)

Note 4 – Related Party Transactions

During the years ended December 31, 2014 and 2013, the Company accrued $137,500 and $394,500 in salaries to managers and directors of the Company.

Related Party Company Stock Issuances during the Year Ended December 31, 2014

In January 2014, The Company approved the issuance of 3,796,521,515 shares of Common Stock, 2 shares of Class A Preferred Stock, and 441,930 shares of Class B Preferred Stock to Shredderhotline.com Company for $448,683 in total cash and other assets to the Company. The terms of the sale was $44,868 cash and the remaining $403,815 as other assets to be transferred to the Company, recognized as Subscription Receivable on the Company’s books. The balance of Subscription Receivable as of December 31, 2014 was $403,815. (Also see Note 1a.)

In March 2014, the Company approved the issuance of 266,666,667 shares of Common Stock to Kindness Wave, Inc. for cash of $20,000. Tammy Taylor is a director of Kindness Wave, Inc.

In March 2014, Corporate Business Advisors, Inc. converted 700,000 shares of Class B Preferred Stock to 1,750,000,000 shares of Common Stock using a conversion rate of $2.50.

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

Related party payable consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Accounts payable to a related parties, due on demand, no interest, unsecured	$3,947	$4,285

Total	$3,947	$4,285

Notes payable - related party consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Notes payable to a related party, due within one year, no interest, unsecured	$155,645	$150,000

Total	$155,645	$150,000

As of December 31, 2014 and 2013, accounts receivable related to cash received by management without supportive cash receipts was $249,051. As of December 31, 2014 and 2013, allowances for bad debt was $249,051, resulting in net accounts receivable from related party balances as of December 31, 2014 and 2013 as $0.

Note 5 – Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Deferred tax assets:
NOL carryover	$4,043,300	$2,776,000
Allowance for doubtful accounts	233,600	237,900
Accrued wages	91,800	76,700
Deferred tax liabilities:
Depreciation	1,300	-
Valuation allowance	(4,370,000)	(3,090,600)
Net deferred tax liability	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	December 31, 2014	December 31, 2013
Book income (loss)	$(1,426,900)	$(744,000)
Allowance for doubtful accounts	-	141,100
Accrued wages	15,200	25,200
Non-deductible meals and entertainment	100	1,100
Other non-deductible expenses	166,400	382,600
Valuation allowance	1,245,200	194,000
Income tax provision	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $10,367,000 that may be offset against future taxable income from the year 2015 through 2034. No tax benefit has been reported in the December 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

As of December 31, 2014 and 2013 the Company had accrued a total of $254,971 and $203,447 in wages and payroll taxes payable related to officer compensation.

Note 7 – Operating Leases

None.

Note 8 – Notes Payable

Both secured and unsecured notes payable balance net of discounts for the years ended December 31, 2014 and 2013 were $1,454,062, net of debt discounts of $48,189 and $1,396,559, net of debt discounts of $2,723, respectively.

January 3, 2002 Note

A $10,000 unsecured promissory note was entered into on January 3, 2002, is due August 1, 2006, plus interest of 12% and is in default. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the June 24, 2006 Note that resulted in forgiveness of all the January 3, 2002 Note principal and accrued interest. The balance of the Note as of December 31, 2014 and December 31, 2013 was $0, net of debt discounts of $0.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2014 and December 31, 2013 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of December 31, 2014 and December 31, 2013 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2014 and December 31, 2013 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest. During the year ended December 31, 2014, the Company paid $20,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note. The balance of the Note as of December 31, 2014 was $15,000 and as of December 31, 2013 was $35,000, both net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2014 and December 31, 2013 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of December 31, 2014 and December 31, 2013 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest. The balance of the October 11, 2007 Note owed to the original debt holder as of December 31, 2014 and December 31, 2013 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of December 31, 2014 and December 31, 2013, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2014 and December 31, 2013 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of December 31, 2014 and December 31, 2013 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of December 31, 2014 and December 31, 2013 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of December 31, 2014 and December 31, 2013 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the June 29, 2010 Note owed to the professional services provider as of December 31, 2014 and as of December 31, 2013 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of December 31, 2014 and as of December 31, 2013 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of December 31, 2014 and December 31, 2013 was $55,049, net of debt discounts of $0.

March 29, 2011 Note

On March 29, 2011 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 12% per annum, has a maturity date of March 31, 2011 and has an 18% default interest rate should the note go into default. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On April 1, 2011 the Company was in default of the March 29, 2011 Note and recorded penalties of $5,000 to interest expense and the note interest per annum increased to 18%. During the year ended December 31, 2013, the Company issued a total of 500,000,000 shares of common stock at an average conversion price of $0.0001, or $50,000 as full repayment of the March 29, 2011 Note. The balance of the March 29, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

March 31, 2011 Note

On March 31, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of September 30, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On October 1, 2011 the Company was in default of the March 31, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the March 31, 2011 Note. The balance of the March 31, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

April 20, 2011 Note

On April 20, 2011 the Company issued an unsecured promissory note to a professional services provider for $4,000 related to consulting services rendered. The note bears interest at 20% per annum and has a maturity date of October 20, 2011. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On October 21, 2011 the note began accruing interest at the 36% default interest rate. During the year ended December 31, 2013, the Company issued a total of 40,000,000 shares of common stock at an average conversion price of $0.0001, or $4,000 as full repayment of the April 20, 2011 Note. The balance of the April 20, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

June 30, 2011 Note

On June 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2011. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 30, 2011 the Company recognized being in default of the June 30, 2011 Note and recorded penalties of $7,500 to interest expense. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the June 30, 2011 Note. The balance of the June 30, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

July 26, 2011 Note

On July 26, 2011 the Company issued an unsecured convertible note in the principal amount of $12,300 in exchange for $12,300 in cash consideration. The note bears interest at 10% per annum and has a maturity date of January 26, 2012. The note agreement contains a change in the interest rate to 36% of the Company fails to make payment at the maturity date. On January 27, 2012 the Company defaulted on the note and the note interest per annum increased to 36%. During the year ended December 31, 2013, the Company issued a total of 123,000,000 shares of common stock at an average conversion price of $0.0001, or $12,300 as full repayment of the July 26, 2011 Note. The balance of the July 26, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

August 26, 2011 Note

On August 26, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of August 26, 2012 and has a 20% default interest rate should the note go into default. On August 27, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 689,344,200 shares of common stock at an average conversion price of $0.00005, or $34,467 as full repayment of the August 26, 2011 Note’s principal and accrued interest $(4,467). The balance of the August 26, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

September 19, 2011 Note

On September 19, 2011 the Company issued an unsecured convertible note in the principal amount of $30,000 in exchange for $30,000 in cash consideration. The note bears interest at 9.9% per annum, has a maturity date of September 19, 2012 and has a 20% default interest rate should the note go into default. On September 20, 2012 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 685,438,400 shares of common stock at an average conversion price of $0.00005, or $34,272 as full repayment of the September 19, 2011 Note’s principal ($30,000) and accrued interest ($4,272). The balance of the September 19, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of September 22, 2012 and has a 24% default interest rate should the note go into default. On September 23, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The balance of the September 22, 2011 Note as of December 31, 2014 and December 31, 2013 was $20,000, both net of debt discounts of $0.

September 30, 2011 Note

On September 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of March 31, 2012. On April 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the September 30, 2011 Note. The balance of the September 30 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of December 31, 2014 and December 31, 2013 was $40,700, both net of debt discounts of $0.

October 31, 2011 Note

On October 31, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of April 30, 2012. On May 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the October 31, 2011 Note. The balance of the October 31, 2011 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of November 2, 2012 and has a 24% default interest rate should the note go into default. On November 3, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The balance of the November 2, 2011 Note as of December 31, 2014 and December 31, 2013 was $33,000, both net of debt discounts of $0.

December 30, 2011 Note 1

On December 30, 2011 the Company issued an unsecured promissory note to a professional services provider for $75,000 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 750,000,000 shares of common stock at an average conversion price of $0.0001, or $75,000 as full repayment of the December 30, 2011 Note 1. The balance of the December 30, 2011 Note 1 as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

December 30, 2011 Note 2

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $25,000 in exchange for $25,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at an average conversion price of $0.0001, or $25,000 as full repayment of the December 30, 2011 Note 2. The balance of the December 30, 2011 Note 2 as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of December 31, 2014 and December 31, 2013 was $22,000, both net of debt discounts of $0.

January 24, 2012 Note

On January 24, 2012 the Company borrowed $16,500 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of September 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On September 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. During the year ended December 31, 2013, the Company issued a total of 355,188,400 shares of common stock at an average conversion price of $0.00005, or $17,759 as full repayment of the January 24, 2012 Note’s principal ($16,500) and accrued interest ($1,259). The balance of the January 24, 2012 Note as of December 31, 2014 and December 31, 2013 was $0, net of debt discounts of $0.

February 28, 2012 Note

On February 28, 2012 the Company borrowed $20,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 28, 2012. On August 29, 2012 the Company defaulted on the note. During the year ended December 31, 2013, the Company issued a total of 200,000,000 shares of common stock at an average conversion price of $0.0001, or $20,000 as full repayment of the February 28, 2012 Note. The balance of the February 28, 2012 Note as of December 31, 2014 and December 31, 2013 was $0, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 7, 2012 Note as of December 31, 2014 and December 31, 2013 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of February 16, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. On February 17, 2013 the Company defaulted on the note and the note interest increased to $500 per day. The balance of the May 16, 2012 Note as of December 31, 2014 was $28,901 including added accrued interest of $8,901 and as of December 31, 2013 was $20,000, both net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of May 23, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. On May 24, 2013 the Company defaulted on the note and the note interest increased to $500 per day. The balance of the May 23, 2012 Note as of December 31, 2014 was $21,676 including added accrued interest of $6,676 and as of December 31, 2013 was $15,000, both net of debt discounts of $0.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. On June 17, 2014 the Company defaulted on the note and the note interest per annum increased to 24%. During the year ended December 31, 2014, the Company issued a total of 1,428,571 429 shares of common stock at an average conversion price of $0.0007, or $100,000 as partial repayment of the June 16, 2012 Note. The balance of the June 16, 2012 Note as of December 31, 2014 was $600,000 and as of December 31, 2013 was $700,000, both net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of July 2, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. The balance of the July 2, 2012 Note as of December 31, 2014 was $20,892 including added accrued interest of $5,892 and December 31, 2013 was $15,000, both net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum, has a maturity date of March 12, 2014, and accrues liquidating damages of $250 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 12, 2013 Note as of December 31, 2014 was $87,250 including $73,250 of accrued liquidating damages, net of debt discounts of $0 and as of December 31, 2013 was $11,277, net of debt discounts of $2,723.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013. On June 16, 2013 the Company defaulted on the note. The balance of the April 17, 2013 Note as of December 31, 2014 and December 31, 2013 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note. The balance of the April 27, 2013 Note as of December 31, 2014 and December 31, 2013 was $700, net of debt discounts of $0.

May 19, 2014 Note

On May 19, 2014 the Company entered into a $60,000 unsecured convertible note for $50,000 cash to be borrowed during the year ended December 31, 2014 plus a total of $10,000 in loan fees the Company recorded as an administrative expense as cash was borrowed. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default and required 300,000,000 shares of Company’s common stock to be reserved, but was cancelled on October 8, 2014. During the year ended December 31, 2014 the Company borrowed $50,000 cash and incurred $10,000 in loan fees.

The balance of the May 19, 2014 Note as of December 31, 2014 was $22,339, net of debt discounts of $37,661.

June 3, 2014 Note

On June 3, 2014 the Company entered into a $6,250 unsecured convertible note for a $5,000 cash loan plus $1,250 in documentation fees the Company recorded as an administrative expense. The note bears interest at 0% per annum and has a maturity date of June 3, 2015. The note agreement contains a change in the interest rate to 10% default interest rate should the note go into default, interest accruing from the June 3, 2014 Note date. The balance of the June 3, 2014 Note as of December 31, 2014 was $3,613, net of debt discounts of $2,637.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500 when the note matures. The $13,500 discount will be an administrative expense once the note matures. The note bears interest at 0% per annum, has a maturity date of February 13, 2015 and has a 12% default interest rate should the note go into default. The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was cancelled on September 23, 2014. The balance of the August 13, 2014 Note as of December 31, 2014 was $25,109, net of debt discounts of $7,891.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the six months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the September 10, 2014 Note as of December 31, 2014 was $29,000, net of debt discounts of $0.

Note 9 – Derivative Liability

The Company’s derivative liability consists of the embedded conversion feature of its convertible notes payable. As the notes payable have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability.

Prior to 2014, it was believed that previous management could cause the counterparties to overlook this conversion feature, and settle for the value of the notes themselves. So they estimated the fair value of the derivative liability was zero. In 2014, new management reassessed the nature of the notes payable and determined that a possibility exists that the conversion feature could be utilized by holders of the notes. As a result, the Company estimated the fair value of the derivative liability at December 31, 2014 at $2,250,243.

Following is a table showing activity in the derivative liability account.

Balance January 1, 2013	$-
Additions	-
Deletions	-
Change in derivative liability	-
Balance December 31, 2013	-
Additions	-
Deletions	-
Change in derivative liability	2,250,243
Balance December 31, 2014	$2,250,243

The derivative liability was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	1
Stock price volatility	140.0%
Discount rate	0.25%
Expected dividends	None

Note 10 – Notes Payable - Related Party

Unsecured related party notes payable balance net of discounts for the years ended December 31, 2014 and 2013 were $155,645, net of debt discounts of $19,355 and $150,000, net of debt discounts of $0, respectively.

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014. On September 1, 2014 the Company defaulted on the note. The balance of the September 26, 2013 Note as of December 31, 2014 and December 31, 2013 was $150,000, net of debt discounts of $0.

December 17, 2014 Note

On December 17, 2014 the Company entered into a $25,000 unsecured convertible note with Corporate Business Advisors, Inc. for $24,500 in total cash loans to date plus $500 in documentation fees the Company recorded as an administrative expense. The note bears interest at 18% per annum and has a maturity date of February 17, 2015. The balance of the December 17, 2014 Note as of December 31, 2014 was $5,645, net of debt discounts of $19,355.

Note 11 – Derivative Liability – Related Party

The Company’s derivative liability – related party consists of the embedded conversion feature of its convertible notes payable to a related party. As the notes payable to a related party have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability – related party. During the year ended 2014, the Company entered into one convertible note payable to a related party. The estimated fair value of derivative liability – related party at December 31, 2014 was $33,987.

Following is a table showing activity in the derivative liability – related party account.

Balance January 1, 2013	$-
Additions	-
Deletions	-
Change in derivative liability – related party	-
Balance December 31, 2013	-
Additions	-
Deletions	-
Change in derivative liability – related party	33,987
Balance December 31, 2014	$33,987

The derivative liability – related party was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	1
Stock price volatility	140.0%
Discount rate	0.25%
Expected dividends	None

Note 12 – Capital Lease

On September 1, 2014, the Company entered into a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space. The lease is considered a capital lease, therefore the building asset and an offsetting note payable has been recorded on the Company’s books. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. The balance of the capital lease as of December 31, 2014 was $1,292,571.

Note 13 – Capital Stock

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

Changes in par values have been retroactively reported back to the year ended December 31, 2010 (including this annual filing) based on Audits performed through the year ended December 31, 2014.

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

Class B Preferred Stock

On May 20, 2013 and on June 12, 2014 the Company filed amendments with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below for Class B Preferred Stock. The change in Class B Preferred Stock’s par value to $2.50 has been retroactively reported back to the year ended December 31, 2010 (this filing) based on Audits performed through the year ended December 31, 2014.

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

Voting Rights - Each share of Class B Preferred Stock shall have ten votes.

Common Stock

Common Shares Issued for Services

During the year ended December 31, 2014, the Company issued a total of 960,000,000 shares of common stock at an average per share purchase price of $0.00011, or $106,000. The Company issued these shares as payment for various outside services received including investor relations, consulting and marketing related services and recorded the value in general and administrative expenses during the year ended December 31, 2014.

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

Common Shares Issued for Cash

During the year ended December 31, 2014, the Company issued a total of 4,063,188,182 shares of common stock for cash at an average price of $0.00003 or $133,896 in the aggregate and was valued at the purchase price according to the respective stock purchase agreement.

During the year ended December 31, 2013, the Company did not issue common stock as payment for cash.

Common Shares Issued for Debt and Accrued Interest

During the year ended December 31, 2014, the Company issued a total of 4,596,071,428 shares of common stock at an average price of $0.0001 or $459,606 in the aggregate, as discussed in Note 8 – Notes Payable.

During the year ended December 31, 2013, the Company issued a total of 6,092,971,000 shares of common stock at an average price of $0.00005 or $522,798 in the aggregate, as discussed in Note 8 – Notes Payable.

Common Shares Issued for Accrued Salary

During the year ended December 31, 2014, the Company did not issue common stock as payment for accrued salary.

During the year ended December 31, 2013, the Company issued a total of 2,288,500,000 shares of common stock at an average price of $0.001 or $2,188,507 in the aggregate and was valued at the market price on the respective date of issuance.

Common Shares Issued for Settlement of Liabilities

During the year ended December 31, 2014, the Company did not issue common stock as payment of outstanding liabilities.

During the year ended December 31, 2013, the Company issued a total of 250,000,000 shares of common stock at a price of $0.0001 or $25,000 in the aggregate, for payment of outstanding liabilities.

Common Stock converted to Class B Preferred Stock

During the year ended December 31, 2014, 1,836,896,307 shares of Common Stock were converted to 183,690 shares of Class B Preferred Stock at the conversion rate of $0.00025.

During the year ended December 31, 2013, 18,000,000,000 shares of Common Stock were converted to 1,800,000 shares of Class B Preferred Stock at the conversion rate of $0.0001.

Class A Preferred Stock

Class A Preferred Shares Issued for Services

During the year ended December 31, 2014, the Company did not issue Class A Preferred stock as consideration for services rendered to the Company.

During the years ended December 31, 2013, the Company issued 15 shares of the Company’s Class A Preferred stock at a price of $67,394 for $1,010,910 as consideration for services rendered to the Company.

Class A Preferred Shares Issued for Cash

During the year ended December 31, 2014, the Company issued a total of 2 shares of Class A Preferred stock for cash at an average price of $1,670 or $3,340 in the aggregate and was valued at the purchase price according to the respective stock purchase agreement.

During the year ended December 31, 2013, the Company did not issue Class A Preferred stock as payment for cash.

Class B Preferred Stock

Class B Preferred Shares Issued for Cash

During the year ended December 31, 2014, the Company issued a total of 441,930 shares of Class B Preferred stock for cash at an average price of $0.75 or $331,448 in the aggregate and was valued at the purchase price according to the respective stock purchase agreement.

During the year ended December 31, 2013, the Company did not issue Class B Preferred stock as payment for cash.

Class B Preferred Stock converted to Common Stock

During the year ended December 31, 2014, 700,000 shares of Class B Preferred Stock were converted to 1,750,000,000 shares of Common Stock at the conversion rate of $2.50.

Note 14 – Stock Options/Stock-Based Compensation and Warrants

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

Changes in stock options for the years ended December 31, 2014 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2014	100,500,000	$0.01	0.84
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	100,000,000	0.45	-
Outstanding at December 31, 2014	500,000	$0.45	0.04
Exercisable	500,000	$0.45	0.04	$-

Weighted average fair value of options granted during year ended December 31, 2014		$-

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $1.00	500,000	0.04	$0.45	500,000	$0.45

Note 15 – Subsequent Event

Current management has evaluated subsequent events as of the date of the consolidated financial statements. Below is the subsequent event that has occurred since the year ended December 31, 2014 through the date of this annual filing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses as discussed below in the report of management on internal control over financial reporting.

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

We believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the fiscal year ended December 31, 2014 in all material respects.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In order for the Company to have effective and strong internal controls over financial reporting, we believe the Company needs to be able to financially support bringing in-house the accounting and financial reporting functions. Management will be bringing in-house the accounting and financial reporting functions once we have consistent revenues to justify adding additional employees. This will include the Company obtaining a full time Chief Financial Officer.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

2014 Summary Compensation Table

The following table is the information pertaining to the total compensation for both the Company’s current and former executive officers for the fiscal years ended December 31, 2014 and December 31, 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Total ($)
Tammy Taylor (1)	2014	$120,000	$-	$120,000
Current Chief Executive Officer	2013	$60,000	$194,788	$254,788

M Aimee Coleman (1)	2014	$13,000	$-	$13,000
Current Corporate Secretary	2013	$4,500	$127,394	$131,894

John Rossi (2)	2014	$-	$-	$-
Former Chief Executive Officer	2013	$120,000	$-	$120,000

Igor Plahuta (2)	2014	$-	$-	$-
Former Chief Technology Officer	2013	$120,000	$-	$120,000

Alan Fleming (2)	2014	$-	$-	$-
Former Chief Operating Officer	2013	$90,000	$-	$90,000

(1)	Mss. Taylor and Coleman have been the Company’s current executive officers in their respective capacity since August 21, 2013.
(2)	Messrs. Rossi, Plahuta and Fleming are former executive officers of the Company. Each ceased to serve in his respective capacity as of August 21, 2013.

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

All or substantially all of the listed salary amounts for both current and former officers were being accrued rather than paid in cash. All of the former officers’ accrued salaries were converted to company stock and issued during the year ended December 31, 2013 (See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Notes to the Consolidated Financial Statements, Note 13 – Capital Stock).

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

The following tables set forth certain information, as of April 10, 2015, with the respect of beneficial ownership of the Company’s outstanding common stock and preferred stock by (i) any holder of more than five (5%) percent, (ii) each of the Company’s executive officers and directors and (iii) the Company’s executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Garb Oil & Power Corporation, 1185 Gooden Xing, Building C, Largo FL 33778. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s stock owned by them.

Class A Preferred Stock (1)

	Amount and Nature of		Percentage of
Name and Address of Stockholder	Beneficial Ownership		Preferred Classes(1)
Tammy Taylor(2)	2	(3)	8.3%
M. Aimee Coleman(4)	1		4.2%

All executive officers and directors as a group (two persons)	3		12.5%

Corporate Business Advisors, Inc.(5)	19	(1)	79.2%
Rachelle Hoffmann,
President and Registered Agent

Dan Scott Burda	2		8.3%

(1)	The voting rights of each share of the Class A Preferred Stock is equal to its percent of total outstanding Class A Preferred Shares times the product of four times the sum of all other outstanding classes of the Company’s stock (Class B Preferred Stock and Common Stock). As of April 10, 2015 there are 24 shares of Class A Preferred Stock outstanding with each share of Class A Preferred Stock holding 7,933,666,396 voting rights, a total of 190,407,993,496 votes in the aggregate.

(2)	Tammy Taylor is the Company’s Director, Chief Executive Officer and President and is the President of Hope4UsNow, Inc.

(3)	The number of shares owned by Ms. Taylor includes 2 shares of the Class A Preferred Stock currently outstanding and owned by Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.

(4)	M. Aimee Coleman is the Corporate Secretary and Principal Accounting Officer.

(5)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Class B Preferred Stock

	Amount and Nature of	Percentage of
Name and Address of Stockholder	Beneficial Ownership	Class B Preferred (1)
Tammy Taylor(2)	0	0
M. Aimee Coleman(3)	0	0%

All executive officers and directors as a group (two persons)	0	0%

Corporate Business Advisors, Inc.(4)	3,600,000	81.4%

Dan Scott Burda		441,930 10.0%

(1)	Each share of Class B Preferred Stock is entitled to 10 votes per share. As of April 10, 2015 there are 4,419,918 shares of Class B Preferred Stock outstanding with each share of Class B Preferred Stock holding 10 voting rights, a total of 44,199,180 votes.

(2)	Ms. Taylor is Director, Chief Executive Officer and President is the President of Hope4UsNow, Inc. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc.

(3)	Ms. Coleman is the Company’s Corporate Secretary and Principal Accounting Officer.

(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

Common Stock

	Amount and Nature of		Percentage of
Name and Address of Stockholder	Beneficial Ownership		Common (1)
Tammy Taylor(2)	566,666,667	(2)	1.2%
M. Aimee Coleman(3)	600,000,000		1.3%

All executive officers and directors as a group (two persons)	1,166,666,667		2.5%

Corporate Business Advisors, Inc.(4)	2,350,000,000		4.9%

Dan Scott Burda	3,796,521,515		8.0%

(1)	Amounts based on 47,497,578,456 shares of Common Stock outstanding as of April 10, 2015.

(2)	Ms. Taylor is Director, Chief Executive Officer and President who is Managing Director of Hope4UsNow, Inc. that owns 300,000,000 Common shares. Ms. Taylor has voting and dispositive control over securities held by Hope4UsNow, Inc. She is also partial owner of The Kindness Wave, Inc. that purchased 266,666,667 Common shares.

(3)	Ms. Coleman is the Corporate Secretary and Principal Accounting Officer.

(4)	Ms. Rachelle Hoffman who is the President of Corporate Business Advisors, Inc. has voting and dispositive control over securities held by Corporate Business Advisors, Inc.

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

Accounts payable to related parties was $3,947 and $4,285 as of the years ended December 31, 2014 and 2013, respectively.

Notes payable to related parties was $155,645 and $150,000 as of the years ended December 31, 2014 and 2013, respectively. (Also see Note 10 – Notes Payable – Related Party)

Director Independence

We did not, during the fiscal year ended December 31, 2014, and currently, we do not, have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

The former Company’s board of directors did not have a separately designated audit, nominating or compensation committee. We do not currently have a separately designated nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2014 and December 31, 2013.

	2014	2013

Audit Fees	$32,700	$40,800
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-

Total Fees	$32,700	$40,800

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-27.

(2) Financial Statement Schedules

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

(3) Exhibits

The Exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC.

Exhibit
No.	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.	Filed herewith.

32.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

Date: April 15, 2015	By:	/s/ Tammy Taylor
Tammy Taylor, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director (principal executive	April 15, 2015
Tammy Taylor	officer and principal financial officer)

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	April 15, 2015
M. Aimee Coleman

