Form 10-Q
period 2015-03-31
GARB OIL & POWER CORP
filed 2015-05-14
CIK 798371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

The number of shares of issuer’s common stock outstanding as of May 14, 2015: 47,497,578,456.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

2

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Garb” are to the combined business of Garb Oil & Power Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Commission” refers to the Securities and Exchange Commission;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“management of the Company” or “management” refers to the following individuals, who represent the directors and executive officers of the Company as of the date of this quarterly report on Form 10-Q, and those officers and directors that were appointed on August 21, 2013:

●	Tammy Taylor is the Company’s current Chief Executive Officer, President, Director and Principal Financial Officer,

●	M. Aimee Coleman is current Corporate Secretary and Principal Accounting Officer.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$22	$196
Accounts receivable, net	-	-
Total current assets	22	196
Property and equipment, net	1,249,670	1,257,802

Total assets	$1,249,692	$1,257,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,360,238	$1,189,558
Related party payable	2,795	3,947
Notes payable	1,510,835	1,454,062
Derivative liability	2,482,896	2,250,243
Notes payable - related party	175,500	155,645
Derivative liability - related party	35,499	33,987
Capital lease payable	1,316,587	1,292,571
Accrued interest	1,588,856	1,521,067
Wage and payroll taxes payable	288,221	254,971
Total current liabilities	8,761,427	8,156,051

Total liabilities	8,761,427	8,156,051

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Balance Sheets

(Continued)

	March 31, 2015	December 31, 2014
	(Unaudited)
Stockholders’ Deficit:
Class A preferred as of March 31, 2015; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of March 31, 2015 and 24 shares outstanding as of December 31, 2014	-	-
Class B preferred as of March 31, 2015; ($2.50 par value) 10,000,000 shares authorized, 4,419,918 shares outstanding as of March 31, 2015 and 4,419,918 shares issued and outstanding as of December 31, 2014	11,049,795	11,049,795
Common stock as of March 31, 2015; (no par value) 50,000,000,000 shares authorized, 47,497,578,456 shares outstanding at March 31, 2015 and 47,497,578,456 shares outstanding at December 31, 2014	(13,723,527)	(13,723,527)
Preferred Class A additional paid in capital	1,486,010	1,486,010
Preferred Class B additional paid in capital	14,093,628	14,093,628
Subscription Receivable	(403,815)	(403,815)
Accumulated deficit	(20,013,826)	(19,400,144)
Total stockholders’ deficit	(7,511,735)	(6,898,053)
Total liabilities and stockholders’ deficit	$1,249,692	$1,257,998

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Operations

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
SALES
Sales	$-	$200,000
TOTAL SALES	-	200,000
COST OF SALES	-	90,000
GROSS PROFIT	-	110,000

OPERATING EXPENSES
Selling, general and administrative	$198,333	$350,556
Total Operating Expenses	198,333	350,556

LOSS FROM OPERATIONS	(198,333)	(240,556)

OTHER INCOME (EXPENSE)
Derivative liability expense	(229,125)	-
Interest expense	(186,224)	(108,358)
Total Other Income (Expense)	(415,349)	(108,358)
LOSS BEFORE INCOME TAXES	$(613,682)	$(348,914)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	(613,682)	(348,914)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	47,497,578,456	40,460,712,592

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(613,682)	$(348,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,132	-
Common stock issued for services	-	10,000
Amortization of debt discount	37,448	681
Loss on derivative liability	229,125	-
Accretion of present value of capital lease	24,016	-
Loan fees	36,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued expenses	170,680	300,959
Accrued interest	70,969	86,043
Related party payable	(1,152)	3,180
Wages and payroll taxes payable	33,250	24,250
Net cash provided by (used in) operating activities	(5,214)	76,199

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	5,040	-
Payments on notes payable	-	(10,000)
Cash received on issuances of common stock - related parties	-	64,868
Net cash provided by financing activities	5,040	54,868
Net increase (decrease) in cash	(174)	131,067
Cash at beginning of period	196	3
Cash at end of period	$22	$131,070

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Accrued interest reclassified to note principal	$3,180	$-
Subscription receivable	$-	$403,815
Debt discount	$5,040	$-

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three months ended March 31, 2015 and 2014

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

Effective August 21, 2013, all of the Company’s executive officers and directors at the time resigned and therefore the Company, RPS and Newview were no longer considered to be entities under common control. Also effective August 21, 2013, following the resignation of the Company’s management at the time, Ms. Tammy Taylor was appointed as the Company’s Chief Executive Officer, President and Principal Financial Officer, and Ms. M. Aimee Coleman was appointed as the Company’s Corporate Secretary and Principal Accounting Officer. Ms. Taylor was also appointed as the Company’s sole director.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. In general, the CE Agreement provided that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global continues as an operating subsidiary of the Company.

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2014 audited financial statements and the accompanying notes thereto included in our annual report on Form 10-K. While management believes the procedures followed in preparing these unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The fair value hierarchy for recurring fair value measurements is as follows:

	Fair Value	Fair Value Measurements at March 31, 2015
	as of	Using Fair Value Hierarchy
	March 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$2,482,896	$-	$2,482,896	$-
Derivative liability - related party	$35,499	$-	$35,499	$-

(Also see Note 5 – Derivative Liability and Note 7 – Derivative Liability – Related Party)

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $(613,682) for the three months ended March 31, 2015 and has a net accumulated deficit of $(20,013,826). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Related Party Transactions

Related party payable consisted of the following at March 31, 2015:

March 31, 2015

Accounts payable to related parties, due on demand, no interest, unsecured	$2,795
Total	$2,795

As of March 31, 2015, accounts receivable related to cash received by former management without supportive cash receipts was $249,051. As of March 31, 2015, allowances for bad debt was $249,051, resulting in net accounts receivable from related party balances as of March 31, 2015 as $0.

Note 4 – Notes Payable

Both secured and unsecured notes payable balance net of discounts as of March 31, 2015 and December 31, 2015 were $1,510,835, net of debt discounts of $35,137 and $1,454,062, net of debt discounts of $48,189, respectively.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of March 31, 2015 and December 31, 2014 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%. The balance of the Note as of March 31, 2015 and December 31, 2014 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%. The balance of the Note as of March 31, 2015 and December 31, 2014 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week. During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest. During the year ended December 31, 2014, the Company paid $20,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note. The balance of the Note as of March 31, 2015 and December 31, 2014 was $15,000, net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of March 31, 2015 and December 31, 2014 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default. The balance of the Note as of March 31, 2015 and December 31, 2014 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month. During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest. During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest. During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest. The balance of the October 11, 2007 Note owed to the original debt holder as of March 31, 2015 and December 31, 2014 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note. The Assigned October 11, 2007 Notes balances total $13,250 as of March 31, 2015 and December 31, 2014, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of March 31, 2015 and December 31, 2014 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%. The balance of the Note as of March 31, 2015 and December 31, 2014 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%. The balance of the Note as of March 31, 2015 and December 31, 2014 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of March 31, 2015 and December 31, 2014 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense. During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder. The balance of the June 29, 2010 Note owed to the professional services provider as of March 31, 2015 and December 31, 2014 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of March 31, 2015 and December 31, 2014 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense. The balance of the December 29, 2010 Note as of March 31, 2015 and December 31, 2014 was $55,049, net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of September 22, 2012 and has a 24% default interest rate should the note go into default. On September 23, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The balance of the September 22, 2011 Note as of March 31, 2015 and December 31, 2014 was $20,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note. The balance of the October 1, 2011 Note as of March 31, 2015 and December 31, 2014 was $40,700, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of November 2, 2012 and has a 24% default interest rate should the note go into default. On November 3, 2012 the Company defaulted on the note and the note interest per annum increased to 24%. The balance of the November 2, 2011 Note as of March 31, 2015 and December 31, 2014 was $33,000, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note. The balance of the December 30, 2011 Note 3 as of March 31, 2015 and December 31, 2014 was $22,000, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%. The balance of the March 7, 2012 Note as of March 31, 2015 and December 31, 2014 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of February 16, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. On February 17, 2013 the Company defaulted on the note and the note interest increased to $500 per day. During the three months ended March 31, 2015, $1,084 accrued interest was added to the note’s principal balance. During the year ended December 31, 2014, $8,901 accrued interest was added to the note’s principal balance. The balance of the May 16, 2012 Note as of March 31, 2015 was $29,985 including added accrued interest to date of $9,985 and December 31, 2014 was $28,901 including added accrued interest to date of $8,901, both net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of May 23, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. On May 24, 2013 the Company defaulted on the note and the note interest increased to $500 per day. During the three months ended March 31, 2015, $813 accrued interest was added to the note’s principal balance. During the year ended December 31, 2014, $6,676 accrued interest was added to the note’s principal balance. The balance of the May 23, 2012 Note as of March 31, 2015 was $22,489 including added accrued interest to date of $7,489 and December 31, 2014 was $21,676 including added accrued interest to date of $6,676, both net of debt discounts of $0.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense. The note bears interest at 6% per annum and has a maturity date of June 16, 2014. The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default. On June 17, 2014 the Company defaulted on the note and the note interest per annum increased to 24%. During the year ended December 31, 2014, the Company issued a total of 1,428,571 429 shares of common stock at an average conversion price of $0.0007, or $100,000 as partial repayment of the June 16, 2012 Note. The balance of the June 16, 2012 Note as of March 31, 2015 and December 31, 2014 was $600,000, net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of July 2, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter. The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default. During the three months ended March 31, 2015, $784 accrued interest was added to the note’s principal balance. During the year ended December 31, 2014, $5,892 accrued interest was added to the note’s principal balance. The balance of the July 2, 2012 Note as of March 31, 2015 was $21,676 including added accrued interest to date of $6,676 and December 31, 2014 was $20,892 including added accrued interest to date of $5,892, both net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum, has a maturity date of March 12, 2014, and accrues liquidating damages of $250 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%. During the three months ended March 31, 2015, $22,500 of accrued liquidating damages was added to the note’s principal. During the year ended December 31, 2014, $73,250 of accrued liquidating damages was added to the note’s principal balance. The balance of the March 12, 2013 Note as of March 31, 2015 was $109,750 including $95,750 of accrued liquidating damages to date and December 31, 2014 was $87,250 including $73,250 of accrued liquidating damages to date, both net of debt discounts of $0.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013. On June 16, 2013 the Company defaulted on the note. The balance of the April 17, 2013 Note as of March 31, 2015 and December 31, 2014 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note. The balance of the April 27, 2013 Note as of March 31, 2015 and December 31, 2014 was $700, net of debt discounts of $0.

May 19, 2014 Note

On May 19, 2014 the Company entered into a $60,000 unsecured convertible note for $50,000 cash to be borrowed during the year ended December 31, 2014 plus a total of $10,000 in loan fees the Company recorded as an administrative expense as cash was borrowed. The note bears interest at 8% per annum and has a maturity date 12 months after cash is borrowed. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default and required 300,000,000 shares of Company’s common stock to be reserved, but was cancelled on October 8, 2014. During the year ended December 31, 2014 the Company borrowed $50,000 cash and incurred $10,000 in loan fees. $12,000 of the note has a maturity date of May 19, 2015, $6,000 of the note has a maturity date of July 3, 2015, and $42,000 of the note has a maturity date of September 18, 2015.

The balance of the May 19, 2014 Note as of March 31, 2015 was $35,654, net of debt discounts of $24,346 and December 31, 2014 was $22,339, net of debt discounts of $37,661.

June 3, 2014 Note

On June 3, 2014 the Company entered into a $6,250 unsecured convertible note for a $5,000 cash loan plus $1,250 in documentation fees the Company recorded as an administrative expense. The note bears interest at 0% per annum and has a maturity date of June 3, 2015. The note agreement contains a change in the interest rate to 10% default interest rate should the note go into default, interest accruing from the June 3, 2014 Note date. The balance of the June 3, 2014 Note as of March 31, 2015 was $4,932, net of debt discounts of $1,318 and December 31, 2014 was $3,613, net of debt discounts of $2,637.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500 when the note matures. The $13,500 discount will be an administrative expense once the note matures. The note bears interest at 0% per annum, has a maturity date of February 13, 2015 and has a 12% default interest rate should the note go into default. The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was cancelled on September 23, 2014. On February 14, 2015 the Company defaulted on the note and the note interest per annum increased to 12%. The balance of the August 13, 2014 Note as of March 31, 2015 was $41,239, net of debt discounts of $5,261 and December 31, 2014 was $25,109, net of debt discounts of $7,891.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the six months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum and has a maturity date of September 10, 2015. The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default. The balance of the September 10, 2014 Note as of March 31, 2015 and December 31, 2014 was $29,000, net of debt discounts of $0.

January 30, 2015 Note

On January 30, 2015 the Company borrowed $4,200 pursuant to a discounted unsecured convertible note amount of $5,040. The Company recorded the $840 discount as an administrative expense. The note bears interest at 8% per annum and has a maturity date of January 30, 2016. The note agreement contains a change in the interest rate to 20% default interest rate or the highest allowed by law should the note go into default and requires the Company to reserve 100,000,000 shares of the Company’s common stock. The balance of the January 30, 2015 Note as of March 31, 2015 was $828, net of debt discounts of $4,212.

Note 5 - Derivative Liability

The Company’s derivative liability consists of the embedded conversion feature of its convertible notes payable. As the notes payable have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability.

Prior to 2014, it was believed that previous management could cause the counterparties to overlook this conversion feature, and settle for the value of the notes themselves. So they estimated the fair value of the derivative liability was zero. In 2014, new management reassessed the nature of the notes payable and determined that a possibility exists that the conversion feature could be utilized by holders of the notes. As a result, the Company estimated the fair value of the derivative liability as of March 31, 2015 was $2,482,896 and December 31, 2014 was $2,250,243.

Following is a table showing activity in the derivative liability account.

Balance January 1, 2014	$-
Additions	-
Deletions	-
Change in derivative liability	2,250,243
Balance December 31, 2014	2,250,243
Additions	5,040
Deletions	-
Change in derivative liability	227,613
Balance December 31, 2015	$2,482,896

The derivative liability was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	0.75
Stock price volatility	159.0%
Discount rate	0.20%
Expected dividends	None

Note 6 - Notes Payable - Related Party

Unsecured related party notes payable balance net of discounts as of March 31, 2015 was $175,500, net of debt discounts of $0 and December 31, 2014 was $155,645, net of debt discounts of $19,355.

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014. On September 1, 2014 the Company defaulted on the note. The balance of the September 26, 2013 Note as of March 31, 2015 and December 31, 2014 was $150,000, net of debt discounts of $0.

December 17, 2014 Note

On December 17, 2014 the Company entered into a $25,000 unsecured convertible note with Corporate Business Advisors, Inc. for $24,500 in total cash loans to date plus $500 in documentation fees the Company recorded as an administrative expense. The note bears interest at 18% per annum, has a maturity date of February 17, 2015, and has a 24% default compound interest rate should the note remain in default after a five day grace period. On February 22, 2015 the Company remained defaulted on the note and the note interest increased to 24% compound interest. During the three months ended March 31, 2015, $500 accrued interest was added to the note’s principal balance. The balance of the December 17, 2014 Note as of March 31, 2015 was $25,500 including added accrued interest to date of $500, net of debt discounts of $0 and December 31, 2014 was $5,645, net of debt discounts of $19,355.

Note 7 - Derivative Liability – Related Party

The Company’s derivative liability – related party consists of the embedded conversion feature of its convertible notes payable to a related party. As the notes payable to a related party have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability – related party. During the year ended 2014, the Company entered into one convertible note payable to a related party. The estimated fair value of derivative liability – related party as of March 31, 2015 was $35,499 and December 31, 2014 was $33,987.

Following is a table showing activity in the derivative liability – related party account.

Balance January 1, 2014	$-
Additions	-
Deletions	-
Change in derivative liability – related party	33,987
Balance December 31, 2014	33,987
Additions	-
Deletions	-
Change in derivative liability – related party	1,512
Balance December 31, 2015	$35,499

The derivative liability – related party was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	0.75
Stock price volatility	159.0%
Discount rate	0.20%
Expected dividends	None

Note 8 – Capital Lease

On September 1, 2014, the Company entered into a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space. The lease is considered a capital lease, therefore the building asset and an offsetting note payable has been recorded on the Company’s books. Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price. The balance of the capital lease as of March 31, 2015 was $1,316,587 and December 31, 2014 was $1,292,571.

Note 9 – Capital Stock

During the three months ended March 31, 2015, no shares of Capital Stock were issued.

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the three months ended March 31, 2015 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2015	500,000	$0.45	0.04
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	(500,000)	$-	-
Outstanding at March 31, 2015	-	$-	-
Exercisable	-	$-	-	$-
Weighted average fair value of options granted during three months ended March 31, 2015		$-

The following table summarizes information about stock options outstanding at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(None)	-	-	$-	-	$-

Note 10 – Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date of this filing and determined that there are no events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has a long history in the fast growing industry of waste recycling and specifically related to waste-to-energy, upon which the Company is building. Garb is organized to utilize both next-generation machines and new technologies to vertically integrate into the waste refinement, recycling and energy industries. The company emphasis is in profitable new and “green” solutions for waste-to-energy, alternate energy sources, gas drilling, fuel enhancements, improving energy usage efficiency and utilizing recycled material in producing both useful and desirable products manufactured in its own plants. The Company’s use of its first industrial manufacturing property and equipment will be to manufacture wood pellets to be used as an alternate power fuel and for farm and agricultural applications. In addition, this manufacturing facility will utilize power saving technology including the use of recycled materials as fuel that will result in lower operating costs. Also, excess electricity will be generated that may be sold back to the power company, thereby generating an additional source of revenue.

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

On January 24, 2014, the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. In general, the CE Agreement provides that the two ranking executive officers of both companies will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”). On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014. Garb Global continues as an operating subsidiary of the Company.

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

Useful products manufactured from recycled materials: Garb is developing the potential for recycled materials to be utilized as raw materials in the production of useful products, alternate fuels, and energy. Products to produce include those made from recovered rubber, wood, and glass to produce retread tires, wood pellets, and medical marijuana paraphernalia, respectively.

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

Management Overview

The Company is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of new truck tires and commercial waste shredders and is developing waste-to-energy, biomass alternate fuels, and manufacturing operations utilizing recycled materials. The Company continues to pursue financing to build and operate its own manufacturing plants. We believe that our current Company personnel and advisors have the necessary industry expertise and marketing skills to implement our business model.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Revenues

During the three months ended March 31, 2015 the Company recognized no revenues from sales. During the three months ended March 31, 2014 the Company recognized $200,000 revenues from sale of equipment.

General and Administrative Expenses

General and administrative expenses decreased $152,223 to $198,333 for the three months ended March 31, 2015, from $350,556 for the three months ended March 31, 2014. The decrease was related to commissions decreasing $110,000 and consulting fees decreasing $100,000. The decreases were offset with professional fees increasing $47,469 and depreciation expense increasing $8,132.

Other Income (Expense)

Other income (expense) decreased by $306,991 to $(415,349) for the three months ended March 31, 2015, from a loss of $(108,358) for the three months ended March 31, 2014. The increase in derivative liability expense of $229,125 was due to the change in the fair value of the derivative liability after first recognizing the derivative liability at December 31, 2014. The increase in interest expense of $77,866 was primarily due to recognizing certain notes payables default interest amounts during the three months ended March 31, 2015 and the same certain notes payables did not incur default interest amounts during the three months ended March 31, 2014.

Net Loss

Net loss was $613,682 and $348,914 for the three months ended March 31, 2015 and March 31, 2014, respectively. Net loss was due to a lack of consistent revenues. While the Company has substantially decreased general and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company is not generating significant revenues. Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a stockholders’ deficit of $7,511,735 at March 31, 2015.

The Company has incurred indebtedness in order to finance its operations. As of March 31, 2015, the Company’s total liabilities were $8,761,427, with a working capital deficit of $8,761,405. See Note 4 – Notes Payable, Note 5 - Derivative Liability, Note 6 – Notes Payable –Related Party, Note 7 – Derivative Liability –Related Party, and Note 8 – Capital Lease of the Company’s financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash provided by (used in) operating activities was $(5,214) and $76,199 for the three months ended March 31, 2015 and March 31, 2014, respectively. Cash was primarily used to fund our net losses from operations.

Net cash provided by (used in) investing activities was $0 for the three months ended March 31, 2015 and March 31, 2014.

Net cash provided by financing activities was $5,040 and $54,868 for the three months ended March 31, 2015 and March 31, 2014, respectively. During the three months ended March 31, 2015, we received cash of $5,040 from the issuance of a note payable, of which $0 cash was used as repayment of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2015, our Company has accumulated losses of $20,013,826. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2014, the Company’s independent auditors have included an explanatory paragraph regarding concerns about our ability to continue as a going concern. The continuation of our business is dependent upon our ability to raise additional financial support. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our Principal Executive Officers and Principal Financial Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the three months ended March 31, 2015 in all material respects.

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

Other Controls and Procedures Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.	Filed herewith.
32.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARB OIL & POWER CORPORATION

Date: May 14, 2015	By:	/s/ Tammy Taylor
Tammy Taylor, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director (principal executive officer and principal financial officer)	May 14, 2015
Tammy Taylor

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	May 14, 2015
M. Aimee Coleman

