Form 10-Q
period 2015-09-30
GARB OIL & POWER CORP
filed 2016-05-18
CIK 798371

QuickLink to Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

QuickLink to Table of Contents

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

QuickLink to Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$3	$196
Receivables, net	-	-
Total current assets	3	196
Property and equipment, net	1,149,879	1,257,802

Total assets	$1,149,882	$1,257,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,623,548	$1,189,558
Related party payable	9,030	3,947
Notes payable, net	1,749,702	1,454,062
Derivative liability	3,223,920	2,250,243
Notes payable - related party, net	178,717	155,645
Derivative liability - related party	45,388	33,987
Capital lease payable	1,269,046	1,292,571
Accrued interest	1,751,106	1,520,894
Accrued interest - related party	54,447	173
Wage and payroll taxes payable	354,721	254,971
Total current liabilities	10,259,625	8,156,051

Total liabilities	10,259,625	8,156,051

Mezzanine Equity:
Class A preferred as of September 30, 2015; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of September 30, 2015 and 24 shares outstanding as of December 31, 2014	-	-
Class B preferred as of September 30, 2015; ($2.50 par value) 10,000,000 shares authorized, 4,419,918 shares outstanding as of September 30, 2015 and 4,419,918 shares issued and outstanding as of December 31, 2014	11,049,795	11,049,795
Preferred Class A additional paid in capital	1,486,010	1,486,010
Preferred Class B additional paid in capital	14,093,628	14,093,628
Total mezzanine equity	26,629,433	26,629,433

Stockholders’ Deficit:
Common stock as of September 30, 2015; (no par value) 50,000,000,000 shares authorized, 47,497,578,456 shares outstanding at September 30, 2015 and 47,497,578,456 shares outstanding at December 31, 2014	(13,723,527)	(13,723,527)
Subscription Receivable	-	(403,815)
Accumulated deficit	(22,015,649)	(19,400,144)
Total stockholders' deficit	(35,739,176)	(33,527,486)

Total liabilities, mezzanine equity and stockholders' deficit	$1,149,882	$1,257,998

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SALES
Sales	$-	$-	$-	$200,000
TOTAL SALES	-	-	-	200,000
COST OF SALES	-	-	-	90,000
GROSS PROFIT	-	-	-	110,000

OPERATING EXPENSES

Selling, general and administrative	104,163	115,085	435,666	654,193
Total operating expenses	104,163	115,085	435,666	654,193

LOSS FROM OPERATIONS	(104,163)	(115,085)	(435,666)	(544,193)

OTHER INCOME (EXPENSE)
Gain (loss) on subscription receivable write-off	-	-	(403,815)	-
Gain (loss) on derivative liability valuation	(563,760)	-	(980,038)	-
Interest expense	(300,002)	(109,519)	(795,986)	(255,741)
Total Other Income (Expense)	(863,762)	(109,519)	(2,179,839)	(255,741)
LOSS BEFORE INCOME TAXES	(967,925)	(224,604)	(2,615,505)	(799,934)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(967,925)	$(224,604)	$(2,615,505)	$(799,934)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	47,497,578,456	1,361,475,589	47,497,578,456	43,729,424,964

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,615,505)	$(799,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,010	2,959
Common stock issued for services	-	96,000
(Gain) loss on subscription receivable write-off	403,815	-
Debt issued for interest expense	235,750	-
Amortization of debt discount	70,899	20,755
(Gain) loss on derivative liability valuation	980,038	-
Accretion of present value of capital lease	62,388	-
Loan fees	36,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	433,990	338,469
Accrued interest	206,275	163,829
Related party payable	5,083	17,662
Related party accrued interest	54,274	-
Wages and payroll taxes payable	99,750	30,863
Net cash used in operating activities	(5,233)	(129,397)

Cash flows from investing activities
Purchases of property, plant and equipment	-	(12,000)
Net cash used in investing activities	-	(12,000)

Cash flows from financing activities:
Proceeds from notes payable	5,040	110,500
Payments on notes payable	-	(20,000)
Cash received on issuances of common stock - related parties	-	64,868
Net cash provided by financing activities	5,040	155,368
Net increase (decrease) in cash	(193)	13,971
Cash at beginning of period	196	3
Cash at end of period	$3	$13,974

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Accrued interest reclassified to note principal	$12,063	$-
Common shares issued for debt and accrued interest	$-	$100,000
Common shared issued for liabilities	-	$55,083
Debt discount	$5,040	$127,045
Class B preferred shares exchanged for Common shares	$-	$4,142,300
Common shares issued for subscription receivable	$-	$69,028
Preferred shares issued for subscription receivable	$-	$334,787
Adjustment to net present value for capital lease	$85,913	$-

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

For the Three and Nine months ended September 30, 2015 and 2014

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

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. In general, the CE Agreement provided that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).  On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014.  Garb Global continues as a wholly owned operating subsidiary of the Company.  As of September 30, 2015, the Company's consolidated financial statements include the accounts of Garb and Garb Global.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The fair value hierarchy for recurring fair value measurements is as follows:

	Fair Value	Fair Value Measurements at September 30, 2015
	as of	Using Fair Value Hierarchy
	September 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,223,920	$-	$-	$3,223,920
Derivative liability - related party	$45,388	$-	$-	$45,388

(Also see Note 5 – Derivative Liability and Note 7 – Derivative Liability – Related Party)

Receivables

As of September 30, 2015 and December 31, 2014 the Company's receivables include $249,051 related to cash received by former management without supportive cash receipts and $350,000 of accounts receivable derived from sales derived from sales of products and services to customers operating as recyclers and tire wholesalers. Amounts that have been invoiced are recorded in accounts receivable when revenue recognition criteria have been met.  The Company's allowance for doubtful accounts is based on its historical bad debt experience and on current management's evaluation of its ability to collect individual outstanding balances.  The Company had an allowance for doubtful accounts of $599,051 as of September 30, 2015 and December 31, 2014.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $2,615,505 for the nine months ended September 30, 2015 and has a net accumulated deficit of $22,015,649.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of  operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Related Party Transactions

Related party payable consisted of the following at September 30, 2015:

September 30, 2015
Accounts payable to related parties, due on demand, no interest, unsecured	$9,030
Total	$9,030

Note 4 – Notes Payable

Both secured and unsecured notes payable balance net of discounts as of September 30, 2015 and December 31, 2014 were $1,749,702, net of debt discounts of $1,685 and $1,454,062, net of debt discounts of $48,189, respectively.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week.  During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest.  During the year ended December 31, 2014, the Company paid $20,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $15,000, net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month.  During the year ended December

QuickLink to Table of Contents

31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest.  During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest.  During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest.  The balance of the October 11, 2007 Note owed to the original debt holder as of September 30, 2015 and December 31, 2014 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note.  The Assigned October 11, 2007 Notes balances total $13,250 as of September 30, 2015 and December 31, 2014, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%.  The balance of the Note as of September 30, 2015 and December 31, 2014 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of September 30, 2015 and December 31, 2014 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense.  During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder.  The balance of the June 29, 2010 Note owed to the professional services provider as of September 30, 2015 and December 31, 2014 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of September 30, 2015 and December 31, 2014 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense.  The balance of the December 29, 2010 Note as of September 30, 2015 and December 31, 2014 was $55,049, net of debt discounts of $0.

QuickLink to Table of Contents

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of September 22, 2012 and has a 24% default interest rate should the note go into default.  On September 23, 2012 the Company defaulted on the note and the note interest per annum increased to 24%.  The balance of the September 22, 2011 Note as of September 30, 2015 and December 31, 2014 was $20,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note.  The balance of the October 1, 2011 Note as of September 30, 2015 and December 31, 2014 was $40,700, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of November 2, 2012 and has a 24% default interest rate should the note go into default.  On November 3, 2012 the Company defaulted on the note and the note interest per annum increased to 24%.  The balance of the November 2, 2011 Note as of September 30, 2015 and December 31, 2014 was $33,000, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of September 30, 2012. On July 1, 2012 the Company defaulted on the note.  The balance of the December 30, 2011 Note 3 as of September 30, 2015 and December 31, 2014 was $22,000, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%.  The balance of the March 7, 2012 Note as of September 30, 2015 and December 31, 2014 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of February 16, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  On February 17, 2013 the Company defaulted on the note and the note interest increased to $500 per day.  During the nine months ended September 30, 2015, $3,375 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2014, $8,901 accrued interest was added to the note’s principal balance.  The balance of the May 16, 2012 Note as of September 30, 2015 was $32,276 including added accrued interest to date of $12,276 and December 31, 2014 was $28,901 including added accrued interest to date of $8,901, both net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of May 23, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  On May 24, 2013 the Company defaulted on the note and the note interest increased to $500 per day.  During the nine months ended September 30, 2015, $2,531 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2014, $6,676 accrued interest was added to the note’s principal balance.  The balance of the May 23,

QuickLink to Table of Contents

2012 Note as of September 30, 2015 was $24,207 including added accrued interest to date of $9,207 and December 31, 2014 was $21,676 including added accrued interest to date of $6,676, both net of debt discounts of $0.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense.  The note bears interest at 6% per annum and has a maturity date of June 16, 2014.  The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default.  On June 17, 2014 the Company defaulted on the note and the note interest per annum increased to 24%.  During the year ended December 31, 2014, the Company issued a total of 1,428,571 429 shares of common stock at an average conversion price of $0.0007, or $100,000 as partial repayment of the June 16, 2012 Note.  The balance of the June 16, 2012 Note as of September 30, 2015 and December 31, 2014 was $600,000, net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of July 2, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  During the nine months ended September 30, 2015, $2,440 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2014, $5,892 accrued interest was added to the note’s principal balance.  The balance of the July 2, 2012 Note as of September 30, 2015 was $23,332 including added accrued interest to date of $8,332 and December 31, 2014 was $20,892 including added accrued interest to date of $5,892, both net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum, has a maturity date of March 12, 2014, and accrues liquidating damages of $250 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%.  During the nine months ended September 30, 2015, $68,250 of accrued liquidating damages was added to the note’s principal.  During the year ended December 31, 2014, $73,250 of accrued liquidating damages was added to the note’s principal balance.  The balance of the March 12, 2013 Note as of September 30, 2015 was $155,500 including $141,500 of accrued liquidating damages to date and December 31, 2014 was $87,250 including $73,250 of accrued liquidating damages to date, both net of debt discounts of $0.

QuickLink to Table of Contents

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013.  On June 16, 2013 the Company defaulted on the note.  The balance of the April 17, 2013 Note as of September 30, 2015 and December 31, 2014 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note.  The balance of the April 27, 2013 Note as of September 30, 2015 and December 31, 2014 was $700, net of debt discounts of $0.

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

On May 20, 2015 the Company defaulted on the note and the entire note interest per annum increased to 20%.  During the nine months ended September 30, 2015, $134,000 of accrued liquidating damages was added to the note’s principal.  The balance of the May 19, 2014 Note as of September 30, 2015 was $194,000 including $134,000 of accrued liquidating damages to date, net of debt discounts of $0 and December 31, 2014 was $22,339, net of debt discounts of $37,661.

June 3, 2014 Note

On June 3, 2014 the Company entered into a $6,250 unsecured convertible note for a $5,000 cash loan plus $1,250 in documentation fees the Company recorded as an administrative expense. The note bears interest at 0% per annum and has a maturity date of June 3, 2015.  The note agreement contains a change in the interest rate to 10% default interest rate should the note go into default, interest accruing from the June 3, 2014 Note date.  On June 4, 2015 the Company defaulted on the note and the note interest per annum increased to 10% accruing from the June 3, 2014 Note date.  The balance of the June 3, 2014 Note as of September 30, 2015 was $6,250, net of debt discounts of $0 and December 31, 2014 was $3,613, net of debt discounts of $2,637.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500 when the note matures.  The $13,500 discount will be an administrative expense once the note matures.  The note bears interest at 0% per annum, has a maturity date of February 13, 2015 and has a 12% default interest rate should the note go into default.  The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was canceled on September 23, 2014.  On February 14, 2015 the Company defaulted on the note and the note interest per annum increased to 12%. The balance of the August 13, 2014 Note as of September 30, 2015 was $46,500, net of debt discounts of $0 and December 31, 2014 was $25,109, net of debt discounts of $7,891.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the nine months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum, has a maturity date of September 10, 2015, and accrues liquidating damages of $1,000 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On September 11, 2015 the Company defaulted on the note and the note interest per annum increased to 20%.  During the nine months ended September 30, 2015, $20,000 of accrued liquidating damages was added to the note’s principal.  The balance of the September 10, 2014 Note as of September 30, 2015 was

QuickLink to Table of Contents

$49,000 including $20,000 of accrued liquidating damages to date and December 31, 2014 was $29,000, both net of debt discounts of $0.

January 30, 2015 Note

On January 30, 2015 the Company borrowed $4,200 pursuant to a discounted unsecured convertible note amount of $5,040.  The Company recorded the $840 discount as an administrative expense. The note bears interest at 8% per annum and has a maturity date of January 30, 2016.  The note agreement contains a change in the interest rate to 20% default interest rate or the highest allowed by law should the note go into default and requires the Company to reserve 100,000,000 shares of the Company’s common stock.  The balance of the January 30, 2015 Note as of September 30, 2015 was $3,355, net of debt discounts of $1,685.

Note 5 - Derivative Liability

The Company’s derivative liability consists of the embedded conversion feature of its convertible notes payable. As the notes payable have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability.

Prior to 2014, it was believed that previous management could cause the counterparties to overlook this conversion feature, and settle for the value of the notes themselves. So they estimated the fair value of the derivative liability was zero. In 2014, new management reassessed the nature of the notes payable and determined that a possibility exists that the conversion feature could be utilized by holders of the notes. As a result, the Company estimated the fair value of the derivative liability as of September 30, 2015 was $3,223,920 and December 31, 2014 was $2,250,243.

Following is a table showing activity in the derivative liability account.

Balance January 1, 2014	$-
Additions	-
Deletions	-
Change in derivative liability	2,250,243
Balance December 31, 2014	2,250,243
Additions	5,040
Deletions	-
Change in derivative liability	968,637
Balance September 30, 2015	$3,223,920

The derivative liability was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	1.00
Stock price volatility	202.0%
Discount rate	0.275%
Expected dividends	None

Note 6 - Notes Payable - Related Party

Unsecured related party notes payable balance net of discounts as of September 30, 2015 was $178,717, net of debt discounts of $0 and December 31, 2014 was $155,645, net of debt discounts of $19,355.

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014.  On September 1, 2014 the Company defaulted on the note.  On May 18, 2015, the Company issued a second  unsecured promissory note to Corporate Business Advisors, Inc. in regard to the defaulted September 26, 2013 Note which  increased the note interest to 18% on all unpaid principal balances since the original note's balance was created and continues until the note principal balance is paid in full.  The balance of the September 26, 2013 Note as of September 30, 2015 and December 31, 2014 was $150,000, net of debt discounts of $0.

QuickLink to Table of Contents

December 17, 2014 Note

On December 17, 2014 the Company entered into a $25,000 unsecured convertible note with Corporate Business Advisors, Inc. for $24,500 in total cash loans to date plus $500 in documentation fees the Company recorded as an administrative expense. The note bears interest at 18% per annum, has a maturity date of February 17, 2015, and has a 24% default compound interest rate should the note remain in default after a five day grace period.  On February 22, 2015 the Company remained defaulted on the note and the note interest increased to 24% compound interest. During the nine months ended September 30, 2015, $3,717 accrued interest was added to the note’s principal balance.  The balance of the December 17, 2014 Note as of September 30, 2015 was $28,717 including added accrued interest to date of $3,717, net of debt discounts of $0 and December 31, 2014 was $5,645, net of debt discounts of $19,355.

Note 7 - Derivative Liability – Related Party

The Company’s derivative liability – related party consists of the embedded conversion feature of its convertible notes payable to a related party. As the notes payable to a related party have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability – related party.  During the year ended 2014, the Company entered into one convertible note payable to a related party.  The estimated fair value of derivative liability – related party as of September 30, 2015 was $45,388 and December 31, 2014 was $33,987.

Following is a table showing activity in the derivative liability – related party account.

Balance January 1, 2014	$-
Additions	-
Deletions	-
Change in derivative liability	33,987
Balance December 31, 2014	33,987
Additions	-
Deletions	-
Change in derivative liability	11,401
Balance September 30, 2015	$45,388

The derivative liability – related party was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	1.00
Stock price volatility	202.0%
Discount rate	0.275%
Expected dividends	None

Note 8 – Capital Lease

On September 1, 2014, the Company entered into a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space.  The lease is considered a capital lease, therefore the building asset and an offsetting note payable has been recorded on the Company’s books.  Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price.  On January 5, 2016, the Company entered into an unsecured promissory note for the unpaid rents and utilities for $109,500.  The promissory note carries 0% interest and is due on January 5, 2017.  On February 9, 2016, the Company entered into a new lease to own lease agreement for the same property to extend the term dates beyond the original agreement including extensions and to add an additional $100,000 due at closing as a hold over fee.  In addition, the unpaid rents and utilities promissory note was accelerated to be due on September 30, 2016.  These agreements that were entered into subsequent to the balance sheet date required retroactive reporting as of the balance sheet date.  The balance of the February 9, 2016 capital lease agreement as of September 30, 2015 was $1,269,046.  The balance of the September 1, 2014 capital lease agreement as of December 31, 2014 was $1,292,571.

Note 9 – Capital Stock

During the nine months ended September 30, 2015, no shares of Capital Stock were issued.

QuickLink to Table of Contents

Stock Options/Stock-Based Compensation and Warrants

Changes in stock options for the nine months ended September 30, 2015 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2015	500,000	$0.45	0.04
Granted	-	$-
Exercised	-	$-
Forfeited/expired	(500,000)	$0.45
Outstanding at September 30, 2015	-	$-	-	$-
Exercisable	-	$-	-	$-
Weighted average fair value of options granted during nine months ended September 30, 2015		$-

Note 10 – Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date of this filing and determined that the following subsequent events have occurred.

On January 5, 2016, the Company entered into an unsecured promissory note for the unpaid rents and utilities for $109,500.  The promissory note carries 0% interest and is due on January 5, 2017.  On February 9, 2016, the Company entered into a new lease to own lease agreement for the same property to extend the term dates beyond the original agreement including extensions and to add an additional $100,000 due at closing as a hold over fee.  In addition, the unpaid rents and utilities promissory note was accelerated to be due on September 30, 2016.

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

QuickLink to Table of Contents

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

Results of Operations

Comparison of the three months ended September 30, 2015 and September 30, 2014

Revenues

During the three months ended September 30, 2015 and September 30, 2014, the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $10,922 to $104,163 for the three months ended September 30, 2015, from $115,085 for the three months ended September 30, 2014. The decrease was related to professional fees decreasing $15,410 and travel and entertainment decreasing $3,623.  The decreases were offset with rent increasing $4,000 and depreciation expense increasing $4,622.

Other Income (Expense)

Other income (expense) decreased by $754,243 to $(863,762) for the three months ended September 30, 2015, from a loss of $(109,519) for the three months ended September 30, 2014.  The increase in derivative liability expense of $563,760 was due to the change in the fair value of the derivative liability after first recognizing the derivative liability at December 31, 2014.  The increase in interest expense of $190,483 was primarily due to recognizing certain notes payables default interest amounts during the three months ended September 30, 2015 and the same certain notes payables did not incur default interest amounts during the three months ended September 30, 2014.

Net Loss

Net loss was $967,925 and $224,604 for the three months ended September 30, 2015 and September 30, 2014, respectively.  Net loss was due to a lack of consistent revenues.  While the Company has substantially decreased general and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Comparison of the nine months ended September 30, 2015 and September 30, 2014

Revenues

During the nine months ended September 30, 2015 the Company recognized no revenues from sales.  During the nine months ended September 30, 2014 the Company recognized $200,000 revenues from sale of equipment.

General and Administrative Expenses

QuickLink to Table of Contents

General and administrative expenses decreased $218,527 to $435,666 for the nine months ended September 30, 2015, from $654,193 for the nine months ended September 30, 2014. The decrease was related to commissions decreasing $110,000 and consulting fees decreasing $100,000.

Other Income (Expense)

Other income (expense) decreased by $1,924,098 to $(2,179,839) for the nine months ended September 30, 2015, from a loss of $(255,741) for the nine months ended September 30, 2014.    The increase in subscription receivable write-off of $403,815 was based on writing off aged balances.  The increase in derivative liability expense of $980,038 was due to the change in the fair value of the derivative liability after first recognizing the derivative liability at December 31, 2014.  The increase in interest expense of $540,245 was primarily due to recognizing certain notes payables default interest amounts during the nine months ended September 30, 2015 and the same certain notes payables did not incur default interest amounts during the nine months ended September 30, 2014.

Net Loss

Net loss was $2,615,505 and $799,934 for the nine months ended September 30, 2015 and September 30, 2014, respectively.  Net loss was due to a lack of consistent revenues.  While the Company has substantially decreased general and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  The Company is not generating significant revenues.  Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a stockholders’ deficit of $35,739,176 at September 30, 2015.

The Company has incurred indebtedness in order to finance its operations.  As of September 30, 2015, the Company’s total liabilities were $10,259,625, with a working capital deficit of $10,259,622. See Note 4 – Notes Payable, Note 5 - Derivative Liability, Note 6 – Notes Payable –Related Party, Note 7 – Derivative Liability –Related Party, and Note 8 – Capital Lease  of the Company’s financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash used in operating activities was $(5,233) and $(129,397) for the nine months ended September 30, 2015 and September 30, 2014, respectively. Cash was primarily used to fund our net losses from operations.

Net cash from investing activities was $0 and $12,000 for the nine months ended September 30, 2015 and  September 30, 2014, respectively.  Cash was used during the nine months ended September 30, 2014 for purchase of property.

Net cash provided by financing activities was $5,040 and $155,368 for the nine months ended September 30, 2015 and September 30, 2014, respectively. During the nine months ended September 30, 2015, we received cash of $5,040 from the issuance of a note payable, of which $0 cash was used as repayment of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2015, our Company has accumulated losses of $22,015,649. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

QuickLink to Table of Contents

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our principal executive officer and principal financial officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the nine months ended September 30, 2015 in all material respects.

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

GARB OIL & POWER CORPORATION

Date: May 18, 2016	By:	/s/ Tammy Taylor
Tammy Taylor, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director (principal executive officer and principal financial officer)	May 18, 2016
Tammy Taylor

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	May 18, 2016
M. Aimee Coleman