Form 10-K
period 2015-12-31
GARB OIL & POWER CORP
filed 2016-05-18
CIK 798371

QuickLink to Table of Contents

QuickLink to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

QuickLink to Table of Contents

QuickLink to Financial Statements

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes [  ] No[X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: $4,018,439.

The number of shares of issuer’s common stock outstanding as of May 18, 2016: 47,497,578,456.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QuickLink to Table of Contents

QuickLink to Financial Statements

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

QuickLink to Table of Contents

QuickLink to Financial Statements

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

QuickLink to Financial Statements

PART I

Item 1.Business

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

COMPANY SUBSIDIARIES

Garb Global Services, Inc.

On January 24, 2014, the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI included a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company.  The cash portion was $44,868.  The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock.  In general, the CE Agreement was a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets, including complete customer database, shredder patents and recycle plant designs.  In addition, the CE Agreement provided that the two ranking executive officers of both companies would collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).

On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014.  Garb Global continues as a wholly owned operating subsidiary of the Company but had no operations or activity during the year ended December 31, 2015.  As of December 31, 2015, the Company's consolidated financial statements include the accounts of Garb and Garb Global.  All intercompany accounts and transactions have been eliminated in consolidation.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2015 and 2014, the Company has not expended funds on research and development activities. Garb plans to grow its research and development budget to 8% of its revenue during 2016.

ENVIRONMENTAL REGULATION

Neither the Company nor its subsidiaries believe that any of its activities result in harmful discharge of pollutants in the air, water or soil.

QuickLink to Table of Contents

QuickLink to Financial Statements

Power plants to be built by the Company in the future utilizing tires as fuel will be required to comply with state and federal regulations regarding the discharge of pollutants into the atmosphere. The Company believes that the plants can comply with such regulations without material impact on the Company.

AVAILABLE INFORMATION

We file current reports on Form 8-K, proxy statements and other reports as required pursuant to Sections 13(a) and 15(d) of the Exchange Act.  The public may read and copy any materials we file or furnish with the SEC at the SEC’s web site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2. Properties

The Company’s current executive offices are located at 1185 Gooden Xing, Bldg. C, Largo, FL under a lease to purchase agreement. The offices and warehouse consist of approximately 16,838 square feet.  The purchase of the entire 55,785 square foot offices and warehouses space is expected to occur during the third quarter of 2016.

Item 3. Legal Proceedings

We are not a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 4. Mine Safety Disclosures

Not applicable.

QuickLink to Table of Contents

QuickLink to Financial Statements

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted in The OTC Pink tier of the OTC Markets under the symbol of “GARB”.

The following table sets forth the range of high and low representative bid quotations for the periods indicated.

	High	Low
Fiscal Year 2015
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

Holders

As of May 9, 2016 there were approximately 747 holders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Sales of Unregistered Securities

During the year ended December 31, 2015, the Company did not have sales of unregistered securities.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Current management of the Company is pursuing avenues of generating cash or revenues during the next twelve months. The Company is pursuing sales of new/retread truck tires and commercial waste shredders and is developing waste-to-energy and biomass alternate fuels.  The first product being developed is recovered rubber in producing retread tires and as an alternate fuel source in the generation of electric power.  The Company continues to pursue financing to build and operate its own manufacturing plants. We believe that our current Company personnel and advisors have the necessary industry expertise and marketing skills to implement our current business model.

Results of Operations

Comparison of the Year Ended December 31, 2015 and 2014

Revenues

During the year ended December 31, 2015 the Company recognized no sales.During the year ended December 31, 2014 the Company recognized $300,000 from sale of equipment.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $263,998 to $537,582 for the year ended December 31, 2015, from $801,580 for the year ended December 31, 2014. The decrease was related to professional fees decreasing $79,482, consulting fees decreasing $100,000 and commissions decreasing $110,000. The decreases were partially offset with rent increasing $16,000 and depreciation expense increasing $18,749.

Interest Expense

Interest expense was $1,164,099 and $486,530 for the years ended December 31, 2015 and 2014, respectively.  The increase in expense for the year ended December 31, 2015 was primarily related to recognizing liquidating damages that may be settled to some lower amount at the time of payment in full.

Loss on write-off of subscription receivable

Write-off of subscription receivable was $403,815 and $0 for the years ended December 31, 2015 and 2014, respectively.  The increase in subscription receivable write-off of $403,815 was based on writing off of aged balances.

Loss on Extinguishment of Debt

Conversion of debt and settlement of accrued interest resulted in no gain or loss and a loss of $320,617 for the years ended December 31, 2015 and 2014, respectively.  This is a non-cash expense reported on the statements of operations.  The change from a loss to no gain or loss was due to no Company shares being issued during the current fiscal year reported.

Loss on derivative liability valuation

The loss on derivative liability valuation was $1,550,620 and $2,159,980 for the years ended December 31, 2015 and 2014, respectively.  The decrease in derivative liability expense of $609,360 during the year ended December 31, 2015 was due to a decrease in the annualized volatility of the observed weekly closing market price of the Company's common stock during the year ended December 31, 2015 as compared to the observed weekly closing market price of the Company's common stock during the year ended December 31, 2014.  The $2,159,980 loss recognized for the year ended December 31, 2014 was a $2,159,980 increase in derivative liability expense during the year ended December 31, 2014 was due to the change in the fair value of the derivative liability after first recognizing the derivative liability at December 31, 2014.

Net Loss

Comprehensive loss was $3,656,116 and $3,658,707 for the years ended December 31, 2015 and 2014, respectively.  Net loss was attributable to a lack of consistent revenues.  While the Company has substantially decreased selling, general, and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

QuickLink to Table of Contents

QuickLink to Financial Statements

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  The Company is not generating consistent revenues.  Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a stockholders’ deficit of $36,779,787 at December 31, 2015.

The Company has incurred and continued to incur indebtedness in order to finance its operations.  As of December 31, 2015, the Company’s total liabilities were $11,292,654, with a working capital deficit of $11,292,651. See Note 6 – Notes Payable, Note 7 – Derivative Liability, Note 8 – Notes Payable-Related Party, and Note 9 – Derivative Liability-Related Party of the Company’s financial statements appearing elsewhere in this annual report on Form 10-K.

Net cash used in operating activities was $9,733 and $161,925 for the years ended December 31, 2015 and 2014, respectively. Cash was primarily used to fund our net losses from operations.

Net cash used in investing activities was $0 for both of the years ended December 31, 2015 and 2014.  During the years ended December 31, 2015 and 2014, the Company did not use cash that was received for investing activities.

Net cash provided by financing activities was $9,540 and $162,118 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, we received cash of $9,540 from the issuance of notes payable, of which $0 cash was used as repayments of financing activities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2015 and 2014, the Company has incurred a net loss of $3,656,116 and $3,658,707, respectively, and as of December 31, 2015, the Company’s accumulated deficit was $23,056,260.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate consistent cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of  operations.  Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-23 of this annual report on Form 10-K.

QuickLink to Table of Contents

QuickLink to Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

QuickLink to Table of Contents

QuickLink to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Garb Oil & Power Corporation
Largo, Florida

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated 2015 financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/Mac Accounting Group, LLP

Mac Accounting Group, LLP

Midvale, Utah

May 18, 2016

QuickLink to Table of Contents

QuickLink to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Garb Oil & Power Corporation

Largo, Florida

We have audited the accompanying consolidated balance sheet of Garb Oil & Power Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garb Oil & Power Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s continual net losses and large accumulated deficit, among other issues, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2015

QuickLink to Table of Contents

QuickLink to Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$3	$196
Receivables, net	-	-
Total current assets	3	196
Property and equipment, net	1,142,297	1,257,802

Total assets	$1,142,300	$1,257,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,712,684	$1,189,558
Related party payable	12,120	3,947
Notes payable, net	1,960,965	1,454,062
Derivative liability	3,787,124	2,250,243
Notes payable – related party, net	185,475	155,645
Derivative liability – related party	57,766	33,987
Capital lease payable	1,292,349	1,292,571
Accrued interest	1,833,854	1,520,894
Accrued interest - related party	62,346	173
Wage and payroll taxes payable	387,971	254,971
Total current liabilities	11,292,654	8,156,051

Total liabilities	11,292,654	8,156,051

Mezzanine Equity:
Class A preferred as of December 31, 2015; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of December 31, 2015 and 24 shares outstanding as of December 31, 2014	-	-
Class B preferred as of December 31, 2015; ($2.50 par value) 10,000,000 shares authorized, 4,419,918 shares outstanding as of December 31, 2015 and 4,419,918 shares issued and outstanding as of December 31, 2014	11,049,795	11,049,795
Preferred Class A additional paid in capital	1,486,010	1,486,010
Preferred Class B additional paid in capital	14,093,628	14,093,628
Total mezzanine equity	26,629,433	26,629,433

Stockholders’ Deficit:
Common stock as of December 31, 2015; (no par value) 50,000,000,000 shares authorized, 47,497,578,456 shares outstanding at December 31, 2015 and 47,497,578,456 shares outstanding at December 31, 2014	(13,723,527)	(13,723,527)
Subscription Receivable	-	(403,815)
Accumulated deficit	(23,056,260)	(19,400,144)
Total stockholders' deficit	(36,779,787)	(33,527,486)
Total liabilities, mezzanine equity and stockholders' deficit	$1,142,300	$1,257,988

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
SALES
Sales	$-	$300,000
TOTAL SALES	-	300,000
COST OF SALES	-	190,000
GROSS PROFIT	-	110,000

OPERATING EXPENSES
Selling, general and administrative	537,582	801,580
Total Operating Expenses	537,582	801,580

LOSS FROM OPERATIONS	(537,582)	(691,580)

OTHER INCOME (EXPENSE)
Loss on write-off of subscription receivable	(403,815)	-
Loss on extinguishment of debt	-	(320,617)
Loss on derivative liability valuation	(1,550,620)	(2,159,980)
Interest expense	(1,096,451)	(486,357)
Interest expense - related party	(67,648)	(173)
Total Other Income (Expense)	(3,118,534)	(2,967,127)
LOSS BEFORE INCOME TAXES	(3,656,116)	(3,658,707)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(3,656,116)	$(3,658,707)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	47,497,578,456	43,188,026,388

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Common Stock (no par value)		Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balance, December 31, 2013	37,965,215,153	$(15,713,804)	$-	$(15,741,437)	$(31,455,241)
Common shares issued for services	960,000,000	106,000	-	-	106,000
Common shares issued for cash	4,063,188,182	133,896	-	-	133,896
Common shares issued upon conversion of notes payable and accrued interest	4,596,071,428	459,606	-	-	459,606
Class B preferred shares exchanged for Common shares	1,750,000,000	1,750,000	-	-	1,750,000
Common shares exchanged for Class B preferred shares	(1,836,896,307)	(459,225)	-	-	(459,225)
Subscription receivable	-	-	(403,815)	-	(403,815)
Net loss for the year ended December 31, 2014	-	-	-	(3,658,707)	(3,658,707)
Balance, December 31, 2014	47,497,578,456	(13,723,527)	(403,815)	(19,400,144)	(33,527,486)
Subscription receivable write-off	-	-	403,815	-	403,815
Net loss for the year ended December 31, 2015	-	-	-	(3,656,116)	(3,656,116)
Balance, December 31, 2015	47,497,578,456	$(13,723,527)	$-	$(23,056,259)	$(36,779,787)

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,656,116)	$(3,658,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,592	10,843
Common stock issued for services	-	106,000
Loss on write-off of subscription receivable	403,815	-
Loss on extinguishment of debt	-	320,617
Amortization of debt discount	77,170	59,429
Loss on derivative liability valuation	1,550,620	2,159,980
Accretion of present value of capital lease	85,691	30,926
Loan fees	443,250	77,250
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	523,125	382,392
Accrued interest	324,299	259,169
Related party payable	8,173	(338)
Related party accrued interest	67,648	-
Wages and payroll taxes payable	133,000	90,514
Net cash used in operating activities	(9,733)	(161,925)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	5,040	99,250
Proceeds from notes payable – related parties	4,500	25,000
Payments on notes payable	-	(20,000)
Cash received on issuances of common stock	-	64,868
Payments on capital lease	-	(7,000)
Net cash provided by financing activities	9,540	162,118

Net increase (decrease) in cash	(193)	193
Cash at beginning of period	196	3
Cash at end of period	$3	$196

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Common shares issued for debt and accrued interest	$-	$138,990
Debt discount	$10,040	$124,250
Purchase of property, plant and equipment financed by capital lease	$-	$1,268,645
Adjustment to net present value for capital lease	$85,913	$-
Accounts payable reclassified to note principal	$-	$25,000
Wages payable reclassified to note payable	$-	$38,990
Accrued interest reclassified to note principal	$16,814	$21,469
Class B preferred shares exchanged for Common shares	$-	$1,290,774
Common shares for subscription receivable	$-	$69,028
Preferred shares for subscription receivable	$-	$334,787

The accompanying notes are an integral part of these consolidated financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Garb Oil & Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

b. Principles of Consolidation and Company Subsidiaries

The consolidated financial statements contained in this annual filing include the accounts of Garb and Garb Global Services, Inc. (“Garb Global”).  All intercompany accounts and transactions have been eliminated in consolidation.

Garb Global Services, Inc.

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. The LOI included a stock purchase equal to 10% of each stock classes’ authorized shares at the time of execution in exchange for $448,683 in total cash and other assets to the Company.  The cash portion was $44,868.  The shares by stock class issued February 4, 2014 was two restricted shares of the Company’s Class A preferred stock, 441,930 restricted shares of the Company’s Class B preferred stock and 3,796,521,515 restricted shares of the Company’s common stock.  In general, the CE Agreement was a long-term collaboration with the intent of the Company receiving over time all of Shredderhotline’s assets including complete customers database, shredder patents and recycle plant designs.  In addition, the CE Agreement provided that the two ranking executive officers of both companies’ would collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).  On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014.Garb Global continues as a wholly owned operating subsidiary of the Company, but had no operations or activity during the year ended December 31, 2015 or 2014.

c. Use of Estimates

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

d. Basis of Presentation - Going Concern

QuickLink to Table of Contents

QuickLink to Financial Statements

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, during the years ended December 31, 2015 and 2014, the Company has incurred a net loss of $3,656,116 and $3,658,707, respectively, and as of December 31, 2015, the Company’s accumulated deficit was $23,056,260.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate consistent cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of  operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

e. Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method based on the expected lives of the assets (see Note 2 – Property and Equipment). Leases determined to be capital leases are classified as being owned by the Company and recorded in accordance with ASC 840-30-30 where an asset and liability are recorded at the present value of the minimum lease terms.  (Also see Note 10 – Capital Lease.)

The Company records impairment losses when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  No impairment loss was recorded during the years ended December 31, 2015 and 2014.

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

g. Accounts Receivable/Allowance for Bad Debt

As of December 31, 2015 and December 31, 2014 the Company's receivables include $249,051 related to cash received by former management without supportive cash receipts and $350,000 of accounts receivable derived from sales of products and services to customers operating as recyclers and tire wholesalers. Amounts that have been invoiced are recorded in accounts receivable when revenue recognition criteria have been met.  The Company's allowance for doubtful accounts is based on its historical bad debt experience and on current management's evaluation of its ability to collect individual outstanding balances.  The Company had an allowance for doubtful accounts of $599,051 as of December 31, 2015 and December 31, 2014.

h. Advertising Costs

The Company expenses all advertising costs as incurred. The Company recorded $0 advertising expense for the years ended December 31, 2015 and 2014.

QuickLink to Table of Contents

QuickLink to Financial Statements

i. Basic Income (Loss) Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

	For the Years Ended December 31,
	2015	2014
Comprehensive loss (numerator)	$(3,656,116)	$(3,658,707)
Weighted average shares outstanding (denominator)	47,497,578,456	43,188,026,388
Basic loss per share	$(0.00)	$(0.00)

For the year ended December 31, 2015 and 2014, the Company had no common stock equivalents that are excluded from the computation of diluted earnings per share as their effect is anti-dilutive due to net losses.

j. Financial Instruments

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, prepaid expenses, trade accounts payable and notes payable to related parties are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on available market information for the year ended December 31, 2015. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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

The Company had no customers or sales for the year ended December 31, 2015.  Sales recorded in 2014 were from a single customer.

m. Derivative Liability

The Company has embedded conversion options in its convertible notes payable, with conversion rates that prevent calculating the number of shares into which the notes could eventually be converted into. The Company values these conversion features using the Black Scholes option valuation model. The resulting derivative liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability valuation in the statement of operations.  (Also see Note 7 – Derivative Liability and Note 9 – Derivative Liability – Related Party.)

n. Fair Value of Financial Instruments

The Company's financial instruments include accounts receivable, accounts payable and accrued expenses, related party payable, notes payable, related party notes payable and derivative liabilities. The principal balance of accounts receivable, accounts payable and accrued expenses, related party payable, notes payable and related party notes payable approximate fair value because current interest rates and terms available to the Company for similar instruments are substantially the same. Derivative liabilities are recorded at fair value.

The Company uses a framework for measuring fair value with a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

QuickLink to Table of Contents

QuickLink to Financial Statements

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The fair value hierarchy for recurring fair value measurements is as follows:

	Fair Value	Fair Value Measurements at December 31, 2015
	as of	Using Fair Value Hierarchy
	December 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$3,787,124	$-	$-	$3,787,124
Derivative liability – related party	$57,766	$-	$-	$57,766

	Fair Value	Fair Value Measurements at December 31, 2014
	as of	Using Fair Value Hierarchy
	December 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$2,250,243	$-	$-	$2,250,243
Derivative liability – related party	$33,987	$-	$-	$33,987

(Also see Note 7 – Derivative Liability and Note 9 – Derivative Liability – Related Party)

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

q. Reclassifications

Certain reclassifications have been made to the 2014 financial statements in order for them to conform to 2015 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

QuickLink to Table of Contents

QuickLink to Financial Statements

Note 2 – Property And Equipment

The major classes of property and equipment as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014	Estimated Service Lives in Years
Property	$1,182,732	$1,268,645	39
Total property and equipment	1,182,732	1,268,645
Less accumulated depreciation	(40,435)	(10,843)
Property and equipment, net	$1,142,297	$1,257,802

Depreciation expense for the years ended December 31, 2015 and 2014 was $29,592 and $10,843, respectively.

Leases determined to be capital leases are classified as being owned by the Company and recorded in accordance with ASC 840-30-30 where an asset and liability are recorded at the present value of the minimum lease terms.  The value of property decreased $85,913 to $1,182,732 as of December 31, 2015 from a balance of $1,268,645 as of December 31, 2014 due to a revised net present value calculation in accordance with ASC 840-30-35.  The revised calculation took into account the purchase closing date being extended until September 30, 2016 and an additional $100,000 being added to the purchase price, for a total purchase price of $1,485,000.  (Also see Note 10 – Capital Lease.)

Note 3 – Related Party Transactions

During the years ended December 31, 2015 and 2014, the Company accrued $133,000 and $137,500 in salaries to managers and directors of the Company.

During the year ended December 31, 2015, the Company did not approve or issue shares of stock to related parties.

In March 2014, the Company approved the issuance of 266,666,667 shares of Common Stock to Kindness Wave, Inc. for cash of $20,000.  Tammy Taylor is a director of Kindness Wave, Inc.

In March 2014, Corporate Business Advisors, Inc. converted 700,000 shares of Class B Preferred Stock to 1,750,000,000 shares of Common Stock using a conversion rate of $2.50.

Related party payable consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Accounts payable to a related parties, due on demand, no interest, unsecured to:
Tammy Taylor, Chief Executive Officer	$11,993	$3,820
Corporate Business Advisors, Inc.	127	127

Total	$12,120	$3,947

For related party notes payable balances at December 31, 2015 and 2014, see Note 8 – Notes Payable - Related Party.

Related party accrued interest was $62,346 and $173 at December 31, 2015 and 2014, respectively.

For related party derivative liability balances at December 31, 2015 and 2014, see Note 9 – Derivative Liability - Related Party.

Note 4 – Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of

QuickLink to Table of Contents

QuickLink to Financial Statements

income taxes in the statements of operation in the provision for income taxes. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Deferred tax assets:
NOL carryover	$3,943,900	$3,200,900
Allowance for doubtful accounts	233,600	233,600
Accrued wages	149,600	91,800
Deferred tax liabilities:
Depreciation	3,300	1,300
Valuation allowance	(4,330,400)	(3,527,600)
Net deferred tax liability	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	December 31, 2015	December 31, 2014
Book income (loss)	$(1,425,900)	$(1,426,900)
Allowance for doubtful accounts	-	-
Accrued wages	51,900	15,200
Non-deductible meals and entertainment	-	100
Other non-deductible expenses	604,700	1,008,800
Valuation allowance	769,300	402,800
Income tax provision	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $10,112,000 that may be offset against future taxable income from the year 2016 through 2035. No tax benefit has been reported in the December 31, 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Since a change in ownership has occurred during the year ended December 31, 2013, net operating loss carry forwards may be limited as to use in future years.

Note 5 – Commitments To Date

The Company has employment agreements with its current officers installed during August 2013. The Company’s current Chief Executive Officer, Tammy Taylor’s starting salary was $120,000 per year and the Company’s current Corporate Secretary, M. Aimee Coleman’s started part time at $250 per week, with hours over 10 hours a week at the hourly rate of $25 per hour.  Company officers' salaries are determined by the Board and neither officer's salaries have increased from their respective starting salary.  Both current officers agreed to allow unpaid salaries to accrue and be paid as operations’ cash flows improve.  The terms of employment for the length of employment service of both agreements are open ended, at will for both parties, except for agreement violations’ remedies as specified.

QuickLink to Table of Contents

QuickLink to Financial Statements

As of December 31, 2015 and 2014 the Company had accrued a total of $387,971 and $ 254,971 in wages and payroll taxes payable related to officer compensation.  The following table is the information pertaining to the accrued wages for both the Company’s current and former officers for the fiscal years ended December 31, 2015 and December 31, 2014.

Accrued wages by Name and Principal Position:	December 31, 2015	December 31, 2014
Tammy Taylor (1) Current Chief Executive Officer	$271,000	$151,000
M Aimee Coleman (1) Current Corporate Secretary	30,500	17,500
Matt Shepard (2) Former Executive Vice President	70,000	70,000
Bill Anderson (2) Former Secretary	12,000	12,000
Total accrued wages	$383,500	$250,500

(1)

Mss. Taylor and Coleman have been the Company’s current executive officers in their respective capacity since August 21, 2013.

(2)

Mesrrs. Shepard and Anderson ceased to serve in his respective capacity as of June 11, 2010.

Note 6 – Notes Payable

Both secured and unsecured notes payable balance net of discounts as of December 31, 2015 and December 31, 2014 were $1,960,965, net of debt discounts of $414 and $1,454,062, net of debt discounts of $48,189, respectively.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week.  During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest.  During the year ended December 31, 2014, the Company paid $20,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $15,000, net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $2,750, net of debt discounts of $0.

QuickLink to Table of Contents

QuickLink to Financial Statements

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month.  During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest.  During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest.  During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principal and accrued interest.  The balance of the October 11, 2007 Note owed to the original debt holder as of December 31, 2015 and December 31, 2014 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note.  The Assigned October 11, 2007 Notes balances total $13,250 as of December 31, 2015 and December 31, 2014, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%.  The balance of the Note as of December 31, 2015 and December 31, 2014 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of December 31, 2015 and December 31, 2014 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense.  During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder.  The balance of the June 29, 2010 Note owed to the professional services provider as of December 31, 2015 and December 31, 2014 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note. The Assigned June 29, 2010 Notes balances as of December 31, 2015 and December 31, 2014 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the

QuickLink to Table of Contents

QuickLink to Financial Statements

Company was in default of the Note and recorded penalties of $5,049 to interest expense.  The balance of the December 29, 2010 Note as of December 31, 2015 and December 31, 2014 was $55,049, net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of September 22, 2012 and has a 24% default interest rate should the note go into default.  On September 23, 2012 the Company defaulted on the note and the note interest per annum increased to 24%.  The balance of the September 22, 2011 Note as of December 31, 2015 and December 31, 2014 was $20,000, both net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note.  The balance of the October 1, 2011 Note as of December 31, 2015 and December 31, 2014 was $40,700, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of November 2, 2012 and has a 24% default interest rate should the note go into default.  On November 3, 2012 the Company defaulted on the note and the note interest per annum increased to 24%.  The balance of the November 2, 2011 Note as of December 31, 2015 and December 31, 2014 was $33,000, both net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note.  The balance of the December 30, 2011 Note 3 as of December 31, 2015 and December 31, 2014 was $22,000, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%.  The balance of the March 7, 2012 Note as of December 31, 2015 and December 31, 2014 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of February 16, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  On February 17, 2013 the Company defaulted on the note and the note interest increased to $500 per day.  The balance of the May 16, 2012 Note as of December 31, 2015 was $33,486 including added accrued interest to date of $13,486 and December 31, 2014 was $28,901 including added accrued interest to date of $8,901, both net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of May 23, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  On May 24, 2013 the Company defaulted on the note and the note interest increased to $500 per day.  The balance of the May 23, 2012 Note as of December 31, 2015 was $25,115 including added accrued interest to date of $10,115 and December 31, 2014 was $21,676 including added accrued interest to date of $6,676, both net of debt discounts of $0.

QuickLink to Table of Contents

QuickLink to Financial Statements

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense.  The note bears interest at 6% per annum and has a maturity date of June 16, 2014.  The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default.  On June 17, 2014 the Company defaulted on the note and the note interest per annum increased to 24%.  During the year ended December 31, 2014, the Company issued a total of 1,428,571,429 shares of common stock at an average conversion price of $0.0007, or $100,000 as partial repayment of the June 16, 2012 Note.  The balance of the June 16, 2012 Note as of December 31, 2015 and December 31, 2014 was $600,000, net of debt discounts of $0.

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

December 13, 2011 Note for consulting services – $7,000 principal plus accrued interest

January 13, 2012 Note for cash received – $25,000 principal plus accrued interest

February 15, 2012 Note for consulting services, an assignee – $22,500 assigned principal plus accrued interest

February 20, 2012 Note for consulting services, an assignee – $40,000 assigned principal plus accrued interest

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of July 2, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  The balance of the July 2, 2012 Note as of December 31, 2015 was $24,207 including added accrued interest to date of $9,207 and December 31, 2014 was $20,892 including added accrued interest to date of $5,892, both net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum, has a maturity date of March 12, 2014, and accrues liquidating damages of $250 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%.  The balance of the March 12, 2013 Note as of December 31, 2015 was $178,500 including $164,500 of accrued liquidating damages to date and December 31, 2014 was $87,250 including $73,250 of accrued liquidating damages to date, both net of debt discounts of $0.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013.  On June 16, 2013 the Company defaulted on the note.  The balance of the April 17, 2013 Note as of December 31, 2015 and December 31, 2014 was $3,000, net of debt discounts of $0.

QuickLink to Table of Contents

QuickLink to Financial Statements

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note.  The balance of the April 27, 2013 Note as of December 31, 2015 and December 31, 2014 was $700, net of debt discounts of $0.

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

On May 20, 2015 the Company defaulted on the note and the entire note interest per annum increased to 20%.  The balance of the May 19, 2014 Note as of December 31, 2015 was $286,000 including $226,000 of accrued liquidating damages to date, net of debt discounts of $0 and December 31, 2014 was $22,339, net of debt discounts of $37,661.

June 3, 2014 Note

On June 3, 2014 the Company entered into a $6,250 unsecured convertible note for a $5,000 cash loan plus $1,250 in documentation fees the Company recorded as an administrative expense. The note bears interest at 0% per annum and has a maturity date of June 3, 2015.  The note agreement contains a change in the interest rate to 10% default interest rate should the note go into default, interest accruing from the June 3, 2014 Note date.  On June 4, 2015 the Company defaulted on the note and the note interest per annum increased to 10% accruing from the June 3, 2014 Note date.  The balance of the June 3, 2014 Note as of December 31, 2015 was $6,250, net of debt discounts of $0 and December 31, 2014 was $3,613, net of debt discounts of $2,637.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500 when the note matures.  The $13,500 discount will be an administrative expense once the note matures.  The note bears interest at 0% per annum, has a maturity date of February 13, 2015 and has a 12% default interest rate should the note go into default.  The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was canceled on September 23, 2014.  On February 14, 2015 the Company defaulted on the note and the note interest per annum increased to 12%. The balance of the August 13, 2014 Note as of December 31, 2015 was $46,500, net of debt discounts of $0 and December 31, 2014 was $25,109, net of debt discounts of $7,891.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the nine months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum, has a maturity date of September 10, 2015, and accrues liquidating damages of $1,000 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On September 11, 2015 the Company defaulted on the note and the note interest per annum increased to 20%.  The balance of the September 10, 2014 Note as of December 31, 2015 was $141,000 including $112,000 of accrued liquidating damages to date and December 31, 2014 was $29,000, both net of debt discounts of $0.

January 30, 2015 Note 1

On January 30, 2015 the Company borrowed $4,200 pursuant to a discounted unsecured convertible note amount of $5,040.  The Company recorded the $840 discount at inception of the note. The note bears interest at 8% per annum and has a maturity date of January 30, 2016.  The note agreement contains a change in the interest rate to 20% default interest rate or the highest allowed by law should the note go into default and requires the Company to reserve 100,000,000 shares of the Company’s common stock.  The balance of the January 30, 2015 Note 1 as of December 31, 2015 was $4,626, net of debt discounts of $414.

QuickLink to Table of Contents

QuickLink to Financial Statements

Note 7 - Derivative Liability

The Company’s derivative liability consists of the embedded conversion feature of its convertible notes payable. As the notes payable have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability.

Prior to 2014, it was believed that previous management could cause the counterparties to overlook this conversion feature, and settle for the value of the notes themselves. So they estimated the fair value of the derivative liability was zero. In 2014, new management reassessed the nature of the notes payable and determined that a possibility exists that the conversion feature could be utilized by holders of the notes. As a result, the Company estimated the fair value of the derivative liability as of December 31, 2015 was $3,787,124 and December 31, 2014 was $2,250,243.

Following is a table showing activity in the derivative liability account.

Balance January 1, 2014	$-
Additions	-
Deletions	-
Change in derivative liability	2,250,243
Balance December 31, 2014	2,250,243
Additions	5,040
Deletions	-
Change in derivative liability	1,531,841
Balance December 31, 2015	$3,787,124

The derivative liability was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	1.00
Stock price volatility	202.0%
Discount rate	0.575%
Expected dividends	None

Note 8 - Notes Payable - Related Party

Unsecured related party notes payable balance net of discounts as of December 30, 2015 was $185,475, net of debt discounts of $0 and December 31, 2014 was $155,645, net of debt discounts of $19,355.

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014.  On September 1, 2014 the Company defaulted on the note.  On May 18, 2015, the Company issued a second  unsecured promissory note to Corporate Business Advisors, Inc. in regard to the defaulted September 26, 2013 Note which  increased the note interest to 18% on all unpaid principal balances since the original note's balance was created and continues until the note principal balance is paid in full.  The balance of the September 26, 2013 Note as of December 31, 2015 and December 31, 2014 was $150,000, net of debt discounts of $0.

December 17, 2014 Note

On December 17, 2014 the Company entered into a $25,000 unsecured convertible note with Corporate Business Advisors, Inc. for $24,500 in total cash loans to date plus $500 in documentation fees the Company recorded as an administrative expense. The note bears interest at 18% per annum, has a maturity date of February 17, 2015, and has a 24% default compound interest rate should the note remain in default after a five day grace period.  On February 22, 2015 the Company remained defaulted on the note and the note interest increased to 24% compound interest. The balance of the December 17, 2014 Note as of December 31, 2015 was $30,475 including added accrued interest to date of $5,475, net of debt discounts of $0 and December 31, 2014 was $5,645, net of debt discounts of $19,355.

QuickLink to Table of Contents

QuickLink to Financial Statements

January 30, 2015 Note 2

On January 30, 2015 the Company borrowed $4,500 pursuant to a discounted unsecured convertible note amount of $5,000.  The Company recorded the $500 discount at inception of the note. The note bears interest at 18% per annum and has a maturity date of March 16, 2015.  The note agreement contains a change in the interest rate to 24% default interest rate or the highest allowed by law should the note go into default.  On March 17, 2015 the Company defaulted on the note and the note interest per annum increased to 24%.  The balance of the January 30, 2015 Note 2 as of December 31, 2015 was $5,000, net of debt discounts of $0.

Note 9 - Derivative Liability – Related Party

The Company’s derivative liability – related party consists of the embedded conversion feature of its convertible notes payable to a related party. As the notes payable to a related party have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability – related party.  During the year ended 2014, the Company entered into one convertible note payable to a related party.  The estimated fair value of derivative liability – related party at December 31, 2015 was $57,766.

Following is a table showing activity in the derivative liability – related party account.

Balance January 1, 2014	$-
Additions	-
Deletions	-
Change in derivative liability	33,987
Balance December 31, 2014	33,987
Additions	5,000
Deletions	-
Change in derivative liability	18,779
Balance December 31, 2015	$57,766

The derivative liability – related party was valued using the Black Scholes option valuation model with the following inputs.

Expected life in years	1.00
Stock price volatility	202.0%
Discount rate	0.575%
Expected dividends	None

Note 10 – Capital Lease

On September 1, 2014, the Company entered into a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space.  The lease is considered a capital lease, therefore the building asset and an offsetting note payable has been recorded on the Company’s books.  Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price.  On January 5, 2016, the Company entered into an unsecured promissory note for the unpaid rents and utilities for $109,500.  The promissory note carries 0% interest and is due on January 5, 2017.  On February 9, 2016, the Company entered into a new lease to own lease agreement for the same property to extend the term dates beyond the original agreement including extensions and to add an additional $100,000 due at closing as a hold over fee.  In addition, the unpaid rents and utilities promissory note was accelerated to be due on June 30, 2016.  These agreements that were entered into subsequent to the balance sheet date required retroactive reporting as of the balance sheet date.  The balance of the February 9, 2016 capital lease agreement as of September 30, 2015 was $1,292,349.  The balance of the September 1, 2014 capital lease agreement as of December 31, 2014 was $1,292,571.

The Company's capital lease mentioned above is classified as being owned by the Company and recorded in accordance with ASC 840-30 where an asset and liability are recorded at the present value of the minimum lease terms.  The amendments to the lease described above resulted in an $84,913 adjustment to the net present value of the capital lease during the year ending December 31, 2015 in accordance with ASC 840-30-35.

QuickLink to Table of Contents

QuickLink to Financial Statements

Following is a table showing the activity in the Capital Lease Payable account for the years ended December 31, 2015 and 2014.

Balance January 1, 2014	$-
Net present value at inception	1,268,645
Payments on capital lease	(7,000)
Accretion of present value of capital lease	30,926
Balance December 31, 2014	1,292,571
Adjustment to net present value of capital lease	(85,913)
Accretion of present value of capital lease	85,691
Balance December 31, 2015	$1,292,349

Note 11 – Equity

On May 20, 2013 and on June 12, 2014 the Company filed amendments with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below.

Authorized capital stock consists of:

50,000,000,000 common shares with no par value;
1,000,000 preferred Class A shares with a par value of $0.0001 per share; and
10,000,000 preferred Class B shares with a par value of $2.50 per share.

Changes in par values have been retroactively reported in the Company's financial statements.

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

Class B Preferred Stock

On May 20, 2013 and on June 12, 2014 the Company filed amendments with the Utah Secretary of State amending Article IV of the Corporation Articles of Incorporation such that the Authorized capital stock of the Company is as stated below for Class B Preferred Stock.  The change in Class B Preferred Stock’s par value to $2.50 has been retroactively reported in the Company's financial statements.

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

Voting Rights -Each share of Class B Preferred Stock shall have ten votes.

QuickLink to Table of Contents

QuickLink to Financial Statements

Common Stock

Common Shares Issued for Services

During the year ended December 31, 2015, the Company did not issue common stock as payment for services.

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

Common Shares Issued for Cash

During the year ended December 31, 2015, the Company did not issue common stock as payment for cash.

During the year ended December 31, 2014, the Company issued a total of 4,063,188,182 shares of common stock for cash at an average price of $0.00003 or $133,896 in the aggregate and was valued at the purchase price according to the respective stock purchase agreement.

Common Shares Issued for Debt and Accrued Interest

During the year ended December 31, 2015, the Company did not issue common stock as payment for debt and accrued interest.

During the year ended December 31, 2014, the Company issued a total of 4,596,071,428 shares of common stock at an average price of $0.0001 or $459,606 in the aggregate, as discussed in Note 6 – Notes Payable.

Common Stock converted to Class B Preferred Stock

During the year ended December 31, 2015, the Company did not issue Class B Preferred stock as conversion for common stock.

During the year ended December 31, 2014, 1,836,896,307 shares of Common Stock were converted to 183,690 shares of Class B Preferred Stock at the conversion rate of $0.00025.

Class A Preferred Stock

Class A Preferred Shares Issued for Cash

During the year ended December 31, 2015, the Company did not issue Class A Preferred stock as payment for cash.

During the year ended December 31, 2014, the Company issued a total of 2 shares of Class A Preferred stock for cash at an average price of $1,670 or $3,340 in the aggregate and was valued at the purchase price according to the respective stock purchase agreement.

Class B Preferred Stock

Class B Preferred Shares Issued for Cash

During the year ended December 31, 2015, the Company did not issue Class B Preferred stock as payment for cash.

During the year ended December 31, 2014, the Company issued a total of 441,930 shares of Class B Preferred stock for cash at an average price of $0.75 or $331,448 in the aggregate and was valued at the purchase price according to the respective stock purchase agreement.

Class B Preferred Stock converted to Common Stock

During the year ended December 31, 2015, the Company did not issue common stock as conversion for Class B Preferred stock.

During the year ended December 31, 2014, 700,000 shares of Class B Preferred Stock were converted to 1,750,000,000 shares of Common Stock at the conversion rate of $2.50.

QuickLink to Table of Contents

QuickLink to Financial Statements

Subscription Receivable

In January 2014, the Company approved the issuance of 3,796,521,515 shares of Common Stock, 2 shares of Class A Preferred Stock, and 441,930 shares of Class B Preferred Stock to Shredderhotline.com Company for $448,683 in total cash and other assets to the Company.  The terms of the sale was $44,868 cash and the remaining $403,815 as other assets to be transferred to the Company, recognized as Subscription Receivable on the Company’s books.  The balance of Subscription Receivable as of December 31, 2014 was $403,815.  During the year ended December 31, 2015, $403,815 of Subscription Receivable was written off to expense.  The balance of Subscription Receivable as of December 31, 2015 was $0.  (Also see Note 1a.)

Note 12 – Stock Options/Stock-Based Compensation and Warrants

During the years ended December 31, 2015 and 2014 no options or warrants were issued by the Company and no expense was recognized related to any outstanding options or warrants.

Changes in stock options for the years ended December 31, 2015 and 2014 consisted of the following:

	Number of shares	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Beginning balance January 1, 2014	100,500,000	$0.01	0.84	$-
Granted	-
Exercised	-
Forfeited/expired	100,000,000	$0.45
Outstanding at December 31, 2014	500,000	$0.45	0.04	$-
Granted	-
Exercised	-
Forfeited/expired	(500,000)	$0.45
Outstanding at December 31, 2015	-	$-	-	$-

Exercisable at December 31, 2014	500,000	$0.45	0.04	$-
Exercisable at December 31, 2015	-	$-	-	$-

Note 13 – Subsequent Events

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

QuickLink to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our current management, including our Chief Executive Officer and Corporate Secretary as our Principal Accounting Officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses as discussed below in the report of management on internal control over financial reporting.

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

•

We lacked the controls necessary to ensure timely filings of our SEC filings,

•

We lacked the controls necessary to ensure recorded amounts were accurately stated (resulting in multiple audit adjustments), and

•

We lacked sufficient segregation of duties.

We believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the fiscal year ended December 31, 2015 in all material respects.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Changes in Internal Control Over Financial Reporting.

There has been a change in our internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is utilizing an outside accountant to review monthly expenses to ensure all moneys used are for business expenditures only.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about our current directors and officers of the Company.

Name	Age	Position
Tammy Taylor	48	CEO, President, Director, (Principal Financial Officer)
M. Aimee Coleman	43	Corporate Secretary (Principal Accounting Officer)

The term of office of each director is one year or until his or her successor is elected at the Company’s annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the Board.

Tammy Taylor has been our President and Chief Executive Officer since August 21, 2013.  With over 25 years combined experience in the business, sales, real estate and human services industries and as a business owner for over 10 years, Ms. Taylor has gained a wealth of experience in all aspects of running a successful company.  Ms. Taylor has the ability to be strategic, detailed and thorough when presented with any type of business challenge. Mr. Taylor has the ability to analyze an issue and then develop and implement successful solutions in the development of new businesses and markets.  With her combined experience in a number of business industries, Ms. Taylor serves with passion and is driven to make any professional experience a success.Ms. Taylor has been a licensed real estate agent in Florida since 2005 and the President of Tammy Taylor, PA, a company she founded in 2008 that has been engaged in locating buyers and sellers of commercial and residential properties.  Ms. Taylor founded Hope4UsNow, Inc. in 2012 and The Kindness Wave, Inc. in 2011 which operate online inspirational communities. Ms. Taylor served as a board member of the Pinellas Realtor Organization and the Florida Realtors Association from 2008 to 2010. She is also the former Chairman of the International Council for the Pinellas Realtor Organization in 2010 and has served on the Grievance, Government Relations and Political Action Committees 2008 to 2010. Ms. Taylor earned sales and service awards six consecutive years as a realtor since 2005, including top new real estate agent in Pinellas County, Florida. She has also been a spokesperson for the American Cancer Society. Ms. Taylor earned a B.A. in Business/Organizational Development from Rosemont College in 1988.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

2015 Summary Compensation Table

The following table is the information pertaining to the total compensation for both the Company’s current and former executive officers for the fiscal years ended December 31, 2015 and December 31, 2014.

QuickLink to Table of Contents

QuickLink to Financial Statements

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Total ($)
Tammy Taylor (1)	2015	$120,000	$-	$120,000
Current Chief Executive Officer	2014	$120,000	-	$120,000

M Aimee Coleman (1)	2015	$13,000	$-	$13,000
Current Corporate Secretary	2014	$13,000	$-	$13,000

(1)

Mss. Taylor and Coleman have been the Company’s current executive officers in their respective capacity since August 21, 2013.

All or substantially all of the listed salary amounts for current officers were being accrued rather than paid in cash.

The Company currently has two employment agreements with its officers or directors and has no retirement, profit sharing, pension or insurance plans, agreements or understanding covering them.

Compensation of Directors

The Company’s directors received no compensation.  Directors who are or were also employees (only Ms. Taylor) are not paid for board services in addition to their regular employee compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A change in control of the Company occurred on August 21, 2013.

The following tables set forth certain information, as of May 9, 2016, with the respect of beneficial ownership of the Company’s outstanding common stock and preferred stock by (i) any holder of more than five (5%) percent, (ii) each of the Company’s executive officers and directors and (iii) the Company’s executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Garb Oil & Power Corporation, 1185 Gooden Xing, Building C, Largo FL 33778.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s stock owned by them.

Class A Preferred Stock (1)

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Preferred Classes (1)
Tammy Taylor(2)	2 (3)	8.3%
M. Aimee Coleman (4)	1	4.2%

All executive officers and directors as a group (two persons)	3	12.5%

Corporate Business Advisors, Inc.(5) Rachelle Hoffmann, President and Registered Agent	19 (1)	79.2%
Dan Scott Burda	2	8.3%

(1)

The voting rights of each share of the Class A Preferred Stock is equal to its percent of total outstanding Class A Preferred Shares times the product of four times the sum of all other outstanding classes of the Company’s stock (Class B Preferred Stock and Common Stock).  As of May 9, 2016 there are 24 shares of Class A Preferred Stock outstanding with each share of Class A Preferred Stock holding 7,933,666,396 voting rights, a total of 190,407,993,496 votes in the aggregate.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Class B Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Preferred Classes (1)
Tammy Taylor(2)	0	0%
M. Aimee Coleman (3)	0	0%

All executive officers and directors as a group (two persons)	0	0%

Corporate Business Advisors, Inc.(4)	3,600,000	81.4%
Dan Scott Burda	441,930	10.0%

(1)

Each share of Class B Preferred Stock is entitled to 10 votes per share. As of May 9, 2016 there are 4,419,918 shares of Class B Preferred Stock outstanding with each share of Class B Preferred Stock holding 10 voting rights, a total of 44,199,180 votes.

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

(1)

Amounts based on 47,497,578,456 shares of Common Stock outstanding as of May 9, 2016.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 21, 2013, the Company executed an employment agreement with Tammy Taylor.  Ms. Taylor’s starting base salary approved by the Board was $10,000 per month.  To date the Board has not approved a change in Ms. Taylor’s starting salary amount.  The terms of employment for the length of employment service included in Ms. Taylor’s employment agreement is open ended, at will for both parties, except for agreement violations’ remedies as specified.

On August 28, 2013, the Company executed an employment agreement with M Aimee Coleman.  The Board approved Ms. Coleman starting part time at $250 per week, with hours over 10 hours a week at the hourly rate of $25 per hour.  To date the Board has not approved a change to Ms. Coleman’s starting part time status or weekly wage amount.  The terms of employment for the length of employment service included in Ms. Coleman’s employment agreement is open ended, at will for both parties, except for agreement violations’ remedies as specified.

Accounts payable to related parties was $12,120 and $3,947 as of the years ended December 31, 2015 and 2014, respectively.

Notes payable to related parties was $180,475 and $155,645 as of the years ended December 31, 2015 and 2014, respectively.

QuickLink to Table of Contents

QuickLink to Financial Statements

Director Independence

We did not, during the fiscal year ended December 31, 2015, and currently, we do not, have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

The Company’s board of directors does not have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees	$32,750	$32,700
Audit-related Fees	-	-
Tax Fees	-	-
All other fees	-	-
Total Fees	$32,750	$32,700

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

QuickLink to Table of Contents

QuickLink to Financial Statements

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-26.

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

(c) None.

QuickLink to Table of Contents

QuickLink to Financial Statements

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