Form 10-Q
period 2016-06-30
GARB OIL & POWER CORP
filed 2016-07-29
CIK 798371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No☒

The number of shares of issuer’s common stock outstanding as of July 28, 2016: 47,497,578,456.

FORM 10-Q

FOR THE six months ended June 30, 2016

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Garb” are to the combined business of Garb Oil & Power Corporation and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Commission” refers to the Securities and Exchange Commission;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•
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

CAUTIONARY STATEMENT RELATED TO FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

•	Our ability to continue as a going concern.

•	Our ability to achieve profitability and history of losses.

•	Our need for significant additional capital to fund our business plan.

•	Our ability to attract customers to our products.

•	Economic conditions that have an adverse effect on consumer and corporate spending.

•	Changes in applicable Federal and State manufacturing laws and regulations that have an adverse effect on our operations.

•	The market price for shares of our common stock has been and may continue to be highly volatile and the impact of penny stock rules on the liquidity of our common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Garb Oil & Power Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$2,607	$3
Receivables, net	-	-
Total current assets	2,607	3
Property and equipment, net	1,127,133	1,142,297

Total assets	$1,129,740	$1,142,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,917,632	$1,712,684
Related party payable	9,620	12,120
Notes payable, net	2,482,987	1,960,965
Derivative liability	4,085,176	3,787,124
Notes payable - related party, net	189,320	185,475
Derivative liability - related party	52,976	57,766
Capital lease payable	1,341,094	1,292,349
Accrued interest	1,980,895	1,833,854
Accrued interest - related party	76,408	62,346
Wage and payroll taxes payable	454,471	387,971
Total current liabilities	12,590,579	11,292,654

Total liabilities	12,590,579	11,292,654

 (Continued next page)

Garb Oil & Power Corporation and Subsidiaries
Consolidated Balance Sheets
(Continued)

	June 30, 2016	December 31, 2015
	(Unaudited)
Mezzanine Equity:
Class A preferred as of June 30, 2016; ($.0001 par value) 1,000,000 shares authorized, 24 shares outstanding as of June 30, 2016 and 24 shares outstanding as of December 31, 2015	-	-
Class B preferred as of June 30, 2016; ($2.50 par value) 10,000,000 shares authorized, 4,419,918 shares outstanding as of June 30, 2016 and 4,419,918 shares issued and outstanding as of December 31, 2015	11,049,795	11,049,795
Preferred Class A additional paid in capital	1,486,010	1,486,010
Preferred Class B additional paid in capital	14,093,628	14,093,628
Total mezzanine equity	26,629,433	26,629,433

Stockholders’ Deficit:
Common stock as of June 30, 2016; (no par value) 50,000,000,000 shares authorized, 47,497,578,456 shares outstanding at June 30, 2016 and 47,497,578,456 shares outstanding at December 31, 2015	(13,723,527)	(13,723,527)
Accumulated deficit	(24,366,745)	(23,056,260)
Total stockholders' deficit	(38,090,272)	(36,779,787)
Total liabilities, mezzanine equity and stockholders' deficit	$1,129,740	$1,142,300

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Operations

	For the three months ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Selling, general and administrative	$156,164	$133,171
Total Operating Expenses	156,164	133,171

LOSS FROM OPERATIONS	(156,164)	(133,171)

OTHER INCOME (EXPENSE)
(Loss) on write-off of subscription receivable	-	(403,815)
Gain on write-off of debt	104,315	-
Loss on derivative liability valuation	(319,449)	(187,153)
Interest expense	(455,568)	(309,760)
Interest expense - related party	(8,999)	-
Total Other Income (Expense)	(679,701)	(900,728)
LOSS BEFORE INCOME TAXES	(835,865)	(1,033,899)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(835,865)	$(1,033,899)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	47,497,578,456	47,497,578,456

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Operations

	For the six months ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
OPERATING EXPENSES

Selling, general and administrative	$259,316	$331,504
Total Operating Expenses	259,316	331,504

LOSS FROM OPERATIONS	(259,316)	(331,504)

OTHER INCOME (EXPENSE)
(Loss) on write-off of subscription receivable	-	(403,815)
Gain on write-off of debt	104,315	-
Loss on derivative liability valuation	(253,262)	(416,278)
Interest expense	(884,316)	(495,984)
Interest expense - related party	(17,906)	-
Total Other Income (Expense)	(1,051,169)	(1,316,077)
LOSS BEFORE INCOME TAXES	(1,310,485)	(1,647,581)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(1,310,485)	$(1,647,581)

BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO GARB OIL & POWER SHAREHOLDERS	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	47,497,578,456	47,497,578,456

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the six months ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,310,485)	$(1,647,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,164	14,429
Loss on subscription receivable write-off	-	403,815
(Gain) on debt write-off	(104,315)	-
Debt issued for interest expense	560,500	100,751
Amortization of debt discount	8,195	55,968
Loss on derivative liability valuation	253,262	416,278
Accretion of present value of capital lease	62,745	39,770
Loan fees	-	36,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	204,948	340,133
Accrued interest	204,683	119,665
Related party payable	(2,500)	1,833
Related party accrued interest	17,907	47,460
Wages and payroll taxes payable	66,500	66,500
Net cash used in operating activities	(23,396)	(4,979)

(Continued next page)

Garb Oil & Power Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	For the six months ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	40,000	5,040
Payments on capital lease	(14,000)	-
Net cash provided by financing activities	26,000	5,040

Net increase (decrease) in cash	2,604	61
Cash at beginning of period	3	196
Cash at end of period	$2,607	$257

Supplemental disclosures of cash flow information:

Cash paid for:

Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Accrued interest reclassified to note principal	$10,172	$7,521
Debt discount	$40,000	$5,040
Adjustment to net present value for capital lease	$-	$85,913

The accompanying notes are an integral part of these consolidated financial statements.

Garb Oil & Power Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

For the six months ended June 30, 2016 and 2015

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

On January 24, 2014 the Company signed a letter of intent (the “LOI”) and a collaborative effort agreement (the “CE Agreement”) with Shredderhotline.com Company (“Shredderhotline”) and Dan Scott Burda, Shredderhotline’s President/Owner. In general, the CE Agreement provided that the two ranking executive officers of both companies’ will collaborate on future sales and operations within a newly formed wholly owned subsidiary of the Company, Garb Global Services, Inc. (“Garb Global”).  On November 18, 2014, the Company and Shredderhotline mutually determined that their business interests had diverged and the Company and Shredderhotline released one another from their rights and obligations under the LOI and CE Agreement both dated January 24, 2014.  Garb Global continues as a wholly owned operating subsidiary of the Company but, to date, has had no operations or activity.  As of June 30, 2016, the Company's consolidated financial statements include the accounts of Garb and Garb Global.  All intercompany accounts and transactions have been eliminated in consolidation.

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

The fair value hierarchy for recurring fair value measurements is as follows:

	Fair Value	Fair Value Measurements at June 30, 2016
	as of	Using Fair Value Hierarchy
	June 30, 2016	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$4,085,176	$-	$-	$4,085,176
Derivative liability - related party	$52,976	$-	$-	$52,976

(Also see Note 5 – Derivative Liability and Note 7 – Derivative Liability – Related Party)

Receivables

As of June 30, 2016 and December 31, 2015 the Company's receivables include $249,051 related to cash received by former management without supportive cash receipts and $350,000 accounts receivable derived from sales derived from sales of products and services to customers operating as recyclers and tire wholesalers. Amounts that have been invoiced are recorded in accounts receivable when revenue recognition criteria have been met.  The Company's allowance for doubtful accounts is based on its historical bad debt experience and on current management's evaluation of its ability to collect individual outstanding balances.  The Company had an allowance for doubtful accounts of $599,051 as of June 30, 2016 and December 31, 2015.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the consolidated financial statements, the Company has incurred a net loss of $1,310,485 for the six months ended June 30, 2016 and has a net accumulated deficit of $24,366,745.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of  operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. Management is pursuing avenues of generating cash or revenues during the next twelve months. The Company is also attempting to interest purchasers, or potential purchasers, of shredders, recycling equipment and new tires, and establishing manufacturing plants. The Company also continues to pursue financing to build and operate its own waste refinement and recycling industrial manufacturing plants.

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

Note 3 – Related Party Transactions

Related party payable consisted of the following at June 30, 2016:

June 30, 2016

Accounts payable to Tammy Taylor, Chief Executive Officer, due on demand, no interest, unsecured	$9,493
Accounts payable to Corporate Business Advisors, Inc., due on demand, no interest, unsecured	127
Total	$9,620

As of June 30, 2016 and December 31, 2015 the related party accrued interest was $76,408 and $62,346, respectively.

See Notes 6 and 7 for discussions on the related party note payable and the related party derivative liability balances, respectively.

Note 4 – Notes Payable

Both secured and unsecured notes payable balance net of discounts as of June 30, 2016 and December 31, 2015 were $2,482,987, net of debt discounts of $32,220 and $1,960,965, net of debt discounts of $414, respectively.

January 1, 2003 Note

A $68,493 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $68,493, net of debt discounts of $0.

January 1, 2003 Note

A $165,000 unsecured promissory note was entered into on January 1, 2003, is due on demand and plus interest of 12%.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $165,000, net of debt discounts of $0.

January 21, 2003 Note

A $20,000 unsecured promissory note was entered into on January 21, 2003, is due on demand and plus interest of 10%.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $20,000, net of debt discounts of $0.

June 24, 2006 Note

A $53,000 promissory note was entered into on June 24, 2006 secured by sales contract and officer guarantee, is due on demand, plus interest of 12% and plus a $5,000 default interest penalty per week.  During the year ended December 31, 2013, the Company and the note holder entered into a debt settlement agreement on this note and the January 3, 2002 Note that resulted in forgiveness of the June 24, 2006 Note principal over $35,000 and all accrued interest.  During the year ended December 31, 2015, the Company paid $20,000 cash payments toward the June 24, 2006 Note that was settled as a principal only note.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $15,000, net of debt discounts of $0.

July 5, 2006 Note

A $2,250 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $2,250, net of debt discounts of $0.

July 5, 2006 Note

A $2,750 unsecured promissory note was entered into on July 5, 2006, was due September 5, 2006, plus interest of 5% per month and is in default.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $2,750, net of debt discounts of $0.

October 11, 2007 Note

A $129,327 unsecured promissory note was entered into on October 11, 2007, is due on demand, plus interest of 18% from October 7, 2005 through January 6, 2006 then $500 per week through April 1, 2009, then $5,000 per month.  During the year ended December 31, 2012, the Company issued a total of 15,250,000,000 shares of common stock at an average conversion price of $.000001, or $15,250 as repayment to the original debt holder for principal and accrued interest.  During the year ended December 31, 2013 the original debt holder assigned $6,000 worth of note’s accrued interest.  During the year ended December 31, 2012 the original debt holder assigned $49,000 worth of note’s principle and accrued interest.  The balance of the October 11, 2007 Note owed to the original debt holder as of June 30, 2016 and December 31, 2015 was $327, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 6,350,000,000 shares of common stock at an average conversion price of $.000006, or $35,750, as repayment for a portion of the year ended December 31, 2012 Assigned October 11, 2007 Note.  The Assigned October 11, 2007 Notes balances total $13,250 as of June 30, 2016 and December 31, 2015, net of debt discounts of $0.

December 31, 2009 Note

A $6,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $6,000, net of debt discounts of $0.

December 31, 2009 Note

A $7,500 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 10%.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $7,500, net of debt discounts of $0.

December 31, 2009 Note

A $3,000 unsecured promissory note was entered into on December 31, 2009, is due on demand and plus interest of 36%.  The balance of the Note as of June 30, 2016 and December 31, 2015 was $3,000, net of debt discounts of $0.

June 23, 2010 Note

On June 23, 2010 the Company converted $43,217 of accounts payable into an unsecured promissory note. The note bears interest at 6% per annum and is due on demand. The balance of the June 22, 2010 Note as of June 30, 2016 and December 31, 2015 was $43,217, net of debt discounts of $0.

June 29, 2010 Note

On June 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $300,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of July 1, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On July 2, 2010 the Company was in default of the note and recorded penalties of $30,296 to interest expense.  During the year ended December 31, 2011, the professional services provider (“Assignor”) entered into $309,250 worth of certain assignment of debt agreements with several investors (“Assignees”) pursuant to which the Assignor granted, transferred and set over until the Assignees its right, title and interest in the June 29, 2010 Note including, without limitation, all rights, interest terms, benefits and advantages of the Assignor to be derived here from and burdens, obligations and liabilities to be derived thereunder.  The balance of the June 29, 2010 Note owed to the professional services provider as of June 30, 2016 and December 31, 2015 was $21,046, net of debt discounts of $0.

During the year ended December 31, 2012, the Company issued a total of 324,285,714 shares of common stock at an average conversion price of $.00012, or $39,000, as repayment for several of the year ended December 31, 2011 Assigned June 29, 2010 Note.    The Assigned June 29, 2010 Notes balances as of June 30, 2016 and December 31, 2015 was $57,000, net of debt discounts of $0.

December 29, 2010 Note

On December 29, 2010 the Company issued an unsecured promissory note to a professional services provider for $50,000 related to consulting services rendered. The note bears interest at 18% per annum and has a maturity date of December 31, 2010. The note agreement contains a 10% penalty clause if the Company fails to make payment at the maturity date. On December 31, 2010 the Company was in default of the Note and recorded penalties of $5,049 to interest expense.  The balance of the December 29, 2010 Note as of June 30, 2016 and December 31, 2015 was $55,049, net of debt discounts of $0.

September 22, 2011 Note

On September 22, 2011 the Company issued an unsecured convertible note in the principal amount of $20,000 in exchange for $20,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of September 22, 2012 and has a 24% default interest rate should the note go into default.  On September 23, 2012 the Company defaulted on the note and the note interest per annum increased to 24%.  During June 2016 the Company determined, since the debt holder dissolved during 2015 and no executed debt agreement, wrote off the $20,000 of principal and the accrued interest to date.  The balance of the September 22, 2011 Note as of June 30, 2016 was $0 and December 31, 2015 was $20,000, net of debt discounts of $0.

October 1, 2011 Note

On October 1, 2011 the Company issued an unsecured promissory note to a professional services provider for $40,700 related to consulting services rendered. The note bears interest at 10% per annum and has a maturity date of April 1, 2012. On April 2, 2012 the Company defaulted on the note.  The balance of the October 1, 2011 Note as of June 30, 2016 and December 31, 2015 was $40,700, both net of debt discounts of $0.

November 2, 2011 Note

On November 2, 2011 the Company issued an unsecured convertible note in the principal amount of $33,000 in exchange for $33,000 in cash consideration. The note bears interest at 8% per annum, has a maturity date of November 2, 2012 and has a 24% default interest rate should the note go into default.  On November 3, 2012 the Company defaulted on the note and the note interest per annum increased to 24%.    During June 2016 the Company determined, since the debt holder dissolved during 2015 and no executed debt agreement, wrote off the $33,000 of principal and the accrued interest to date.  The balance of the November 2, 2011 Note as of June 30, 2016 was $0 and December 31, 2015 was $33,000, net of debt discounts of $0.

December 30, 2011 Note 3

On December 30, 2011 the Company issued an unsecured promissory note in the principal amount of $22,000 in exchange for $22,000 in cash consideration. The note bears interest at 10% per annum and has a maturity date of June 30, 2012. On July 1, 2012 the Company defaulted on the note.  The balance of the December 30, 2011 Note 3 as of June 30, 2016 and December 31, 2015 was $22,000, both net of debt discounts of $0.

March 7, 2012 Note

On March 7, 2012 the Company borrowed $10,000 pursuant to an unsecured convertible note. The note bears interest at 7% per annum and has a maturity date of January 24, 2013.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On January 25, 2013 the Company defaulted on the note and the note interest per annum increased to 20%.  The balance of the March 7, 2012 Note as of June 30, 2016 and December 31, 2015 was $10,000, net of debt discounts of $0.

May 16, 2012 Note

On May 16, 2012 the Company borrowed $20,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of February 16, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  On February 17, 2013 the Company defaulted on the note and the note interest increased to $500 per day.  During the six months ended June 30, 2016, $2,559 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2015, $4,585 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2014, $8,901 accrued interest was added to the note’s principal balance.  The balance of the May 16, 2012 Note as of June 30, 2016 was $36,045 including added accrued interest to date of $16,045 and December 31, 2015 was $33,486 including added accrued interest to date of $13,486, both net of debt discounts of $0.

May 23, 2012 Note

On May 23, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of May 23, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  On May 24, 2013 the Company defaulted on the note and the note interest increased to $500 per day.  During the six months ended June 30, 2016, $1,919 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2015, $3,439 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2014, $6,676 accrued interest was added to the note’s principal balance.  The balance of the May 23, 2012 Note as of June 30, 2016 was $27,033 including added accrued interest to date of $12,033 and December 31, 2015 was $25,115 including added accrued interest to date of $10,115, both net of debt discounts of $0.

June 16, 2012 Note

On June 16, 2012 the Company issued a $700,000 unsecured convertible note in exchange for consolidating and paying in full the unsecured notes’ outstanding principal and accrued interest that are identified below. The principal total of the notes consolidated into the June 16, 2012 Note was $544,787 with the Company recognizing the additional $155,213 principal as consulting services expense.  The note bears interest at 6% per annum and has a maturity date of June 16, 2014.  The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default.  On June 17, 2014 the Company defaulted on the note and the note interest per annum increased to 24%.  During the year ended December 31, 2015, the Company issued a total of 1,428,571 429 shares of common stock at an average conversion price of $0.0007, or $100,000 as partial repayment of the June 16, 2012 Note.  The balance of the June 16, 2012 Note as of June 30, 2016 and December 31, 2015 was $600,000, net of debt discounts of $0.

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

July 2, 2012 Note

On July 2, 2012 the Company borrowed $15,000 pursuant to an unsecured convertible note. The note bears interest at 15% per annum, has a maturity date of July 2, 2013, and unpaid accrued interest is added to the note’s principal balance at the end of each quarter.  The note agreement contains a change in the interest rate to $500 per day default interest rate (or the highest rate allowed by law) should the note go into default.  During the six months ended June 30, 2016, $1,850 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2015, $3,315 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2014, $5,892 accrued interest was added to the note’s principal balance.  The balance of the July 2, 2012 Note as of June 30, 2016 was $26,056 including added accrued interest to date of $11,056 and December 31, 2015 was $24,207 including added accrued interest to date of $9,207, both net of debt discounts of $0.

March 12, 2013 Note

On March 12, 2013 the Company borrowed $14,000 pursuant to an unsecured convertible note. The note bears interest at 10% per annum, has a maturity date of March 12, 2014, and accrues liquidating damages of $250 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On March 13, 2014 the Company defaulted on the note and the note interest per annum increased to 20%.  During the six months ended June 30, 2016, $45,500 of accrued liquidating damages was added to the note’s principal.  During the year ended December 31, 2015, $91,250 of accrued liquidating damages was added to the note’s principal balance.  During the year ended December 31, 2014, $73,250 of accrued liquidating damages was added to the note’s principal balance.  The balance of the March 12, 2013 Note as of June 30, 2016 was $224,000 including $210,000 of accrued liquidating damages to date and December 31, 2015 was $178,500 including $164,500 of accrued liquidating damages to date, both net of debt discounts of $0.

April 17, 2013 Note

On April 17, 2013 the Company borrowed $3,000 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of June 15, 2013.  On June 16, 2013 the Company defaulted on the note.  The balance of the April 17, 2013 Note as of June 30, 2016 and December 31, 2015 was $3,000, net of debt discounts of $0.

April 27, 2013 Note

On April 27, 2013 the Company borrowed $700 pursuant to an unsecured promissory note. The note bears interest at 10% per annum and has a maturity date of August 25, 2013. On August 26, 2013 the Company defaulted on the note.  The balance of the April 27, 2013 Note as of June 30, 2016 and December 31, 2015 was $700, net of debt discounts of $0.

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

On May 20, 2015 the Company defaulted on the note and the entire note interest per annum increased to 20%.  During the six months ended June 30, 2016, $182,000 of accrued liquidating damages was added to the note’s principal.  During the year ended December 31, 2015, $226,000 of accrued liquidating damages was added to the note’s principal.  The balance of the May 19, 2014 Note as of June 30, 2016 was $468,000 including $408,000 of accrued liquidating damages to date, net of debt discounts of $0 and December 31, 2015 was $286,000, net of debt discounts of $0.

June 3, 2014 Note

On June 3, 2014 the Company entered into a $6,250 unsecured convertible note for a $5,000 cash loan plus $1,250 in documentation fees the Company recorded as an administrative expense. The note bears interest at 0% per annum and has a maturity date of June 3, 2015.  The note agreement contains a change in the interest rate to 10% default interest rate should the note go into default, interest accruing from the June 3, 2014 Note date.  On June 4, 2015 the Company defaulted on the note and the note interest per annum increased to 10% accruing from the June 3, 2014 Note date.  The balance of the June 3, 2014 Note as of June 30, 2016 was $6,250, net of debt discounts of $0 and December 31, 2015 was $6,250, net of debt discounts of $0.

August 13, 2014 Note

On August 13, 2014 the Company borrowed $33,000 pursuant to a discounted unsecured convertible note amount of $46,500 when the note matures.  The $13,500 discount will be an administrative expense once the note matures.  The note bears interest at 0% per annum, has a maturity date of February 13, 2015 and has a 12% default interest rate should the note go into default.  The note agreement required 3,000,000,000 shares of Company’s common stock to be reserved, but was canceled on September 23, 2014.  On February 14, 2015 the Company defaulted on the note and the note interest per annum increased to 12%. The balance of the August 13, 2014 Note as of June 30, 2016 was $46,500 and December 31, 2015 was $46,500, both net of debt discounts of $0.

September 10, 2014 Note

On September 10, 2014 the Company entered into a $29,000 unsecured convertible note for $25,000 cash borrowed during the six months ended June 30, 2012 plus $4,000 in loan fees the Company recorded as an administrative expense. The note bears interest at 8% per annum, has a maturity date of September 10, 2015, and accrues liquidating damages of $1,000 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate should the note go into default.  On September 11, 2015 the Company defaulted on the note and the note interest per annum increased to 20%.  During the six months ended June 30, 2016, $182,000 of accrued liquidating damages was added to the note’s principal.  During the year ended December 31, 2015, $112,000 of accrued liquidating damages was added to the note’s principal.  The balance of the September 10, 2014 Note as of June 30, 2016 was $323,000 including $294,000 of accrued liquidating damages to date and December 31, 2015 was $141,000, both net of debt discounts of $0.

January 30, 2015 Note 1

On January 30, 2015 the Company borrowed $4,200 pursuant to a discounted unsecured convertible note amount of $5,040.  The Company recorded the $840 discount as an administrative expense. The note bears interest at 8% per annum, has a maturity date of January 30, 2016, and accrues liquidating damages of $1,000 per day added to the principal balance of the note that may be settled to some lower amount at the time of payment in full.  The note agreement contains a change in the interest rate to 20% default interest rate or the highest allowed by law should the note go into default and requires the Company to reserve 100,000,000 shares of the Company’s common stock.  On January 31, 2016 the Company defaulted on the note and the note interest per annum increased to 20%.  During the six months ended June 30, 2016, $151,000 of accrued liquidating damages was added to the note’s principal.  The balance of the January 30, 2015 Note 1 as of June 30, 2016 was $156,040 including $151,000 of accrued liquidating damages to date, net of debt discounts of $0 and December 31, 2015 was $4,626, net of debt discounts of $414.

April 20, 2016 Note 1

On April 20, 2016 the Company borrowed $20,000 pursuant to a discounted secured convertible note.  The note bears interest at 12% per annum and has a maturity date of April 20, 2017.  The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default and requires the Company to reserve 500,000,000 shares of the Company’s common stock.  The balance of the April 20, 2016 Note 1 as of June 30, 2016 was $3,890, net of debt discounts of $16,110.

April 20, 2016 Note 2

On April 20, 2016 the Company borrowed $20,000 pursuant to a discounted secured convertible note.  The note bears interest at 12% per annum and has a maturity date of April 20, 2017.  The note agreement contains a change in the interest rate to 24% default interest rate should the note go into default and requires the Company to reserve 500,000,000 shares of the Company’s common stock.    The balance of the April 20, 2016 Note 2 as of June 30, 2016 was $3,890, net of debt discounts of $16,110.

Note 5 - Derivative Liability

The Company’s derivative liability consists of the embedded conversion feature of its convertible notes payable. As the notes payable have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability.

Prior to 2014, it was believed that previous management could cause the counterparties to overlook this conversion feature, and settle for the value of the notes themselves. So they estimated the fair value of the derivative liability was zero. In 2014, new management reassessed the nature of the notes payable and determined that a possibility exists that the conversion feature could be utilized by holders of the notes. As a result, the Company estimated the fair value of the derivative liability as of June 30, 2016 was $4,085,176 and December 31, 2015 was $3,787,124.

Following is a table showing activity in the derivative liability account.

Balance January 1, 2015	$2,250,243
Additions	10,040
Deletions	-
Change in derivative liability	1,531,841
Balance December 31, 2015	3,787,124
Additions	40,000
Deletions	-
Change in derivative liability	258,052
Balance June 30, 2016	$4,085,176

The derivative liability was valued at June 30, 2016 using the Black Scholes option valuation model with the following inputs.

Expected life in years	0.75
Stock price volatility	143.0%
Discount rate	0.475%
Expected dividends	None

Note 6 - Notes Payable - Related Party

Unsecured related party notes payable balance net of discounts as of June 30, 2016 was $189,320, net of debt discounts of $0 and December 31, 2015 was $185,475, net of debt discounts of $0.

September 26, 2013 Note

On September 26, 2013 the Company issued an unsecured promissory note to Corporate Business Advisors, Inc. for $150,000 as part of a non-cash select assets and liabilities purchase agreement. The note bears no interest and has a maturity date of August 31, 2014.  On September 1, 2014 the Company defaulted on the note.  On May 18, 2015, the Company issued a second  unsecured promissory note to Corporate Business Advisors, Inc. in regard to the defaulted September 26, 2013 Note which  increased the note interest to 18% on all unpaid principal balances since the original note's balance was created and continues until the note principal balance is paid in full.  The balance of the September 26, 2013 Note as of June 30, 2016 and December 31, 2015 was $150,000, net of debt discounts of $0.

December 17, 2014 Note

On December 17, 2014 the Company entered into a $25,000 unsecured convertible note with Corporate Business Advisors, Inc. for $24,500 in total cash loans to date plus $500 in documentation fees the Company recorded as an administrative expense. The note bears interest at 18% per annum, has a maturity date of February 17, 2015, and has a 24% default compound interest rate should the note remain in default after a five day grace period.  On February 22, 2015 the Company remained defaulted on the note and the note interest increased to 24% compound interest. During the six months ended June 30, 2016, $3,845 accrued interest was added to the note’s principal balance.  During the year ended December 31, 2015, $5,475 accrued interest was added to the note’s principal balance.  The balance of the December 17, 2014 Note as of June 30, 2016 was $34,320 including added accrued interest to date of $9,320 and December 31, 2015 was $30,475, both net of debt discounts of $0.

January 30, 2015 Note 2

On January 30, 2015 the Company borrowed $4,500 pursuant to a discounted unsecured convertible note amount of $5,000.  The Company recorded the $500 discount as an administrative expense. The note bears interest at 18% per annum and has a maturity date of March 16, 2015.  The note agreement contains a change in the interest rate to 24% default interest rate or the highest allowed by law should the note go into default.  On March 17, 2015 the Company defaulted on the note and the note interest per annum increased to 24%.  The balance of the January 30, 2015 Note 2 as of June 30, 2016 and December 31, 2015 was $5,000, both net of debt discounts of $0.

Note 7 - Derivative Liability – Related Party

The Company’s derivative liability – related party consists of the embedded conversion feature of its convertible notes payable to a related party. As the notes payable to a related party have conversion rates that prevent calculating the number of shares into which they can convert, the conversion feature has been separated from the underlying notes and valued as a derivative liability – related party.  During the year ended 2014, the Company entered into one convertible note payable to a related party.  The estimated fair value of derivative liability – related party as of June 30, 2016 was $52,976 and December 31, 2015 was $57,766.

Following is a table showing activity in the derivative liability – related party account.

Balance January 1, 2015	$33,987
Additions	5,000
Deletions	-
Change in derivative liability – related party	18,779
Balance December 31, 2015	57,766
Additions	-
Deletions	-
Change in derivative liability – related party	(4,790)
Balance June 30, 2016	$52,976

The derivative liability – related party was valued at June 30, 2016 using the Black Scholes option valuation model with the following inputs.

Expected life in years	0.75
Stock price volatility	143.0%
Discount rate	0.475%
Expected dividends	None

Note 8 – Capital Lease

On September 1, 2014, the Company entered into a lease to own lease agreement for an office and warehouse’s 16,838 square foot portion of the property’s total 55,785 square foot space.  The lease is considered a capital lease, therefore the building asset and an offsetting note payable has been recorded on the Company’s books.  Lease payments are $7,000 per month with $5,000 per month being applied to the $1,385,000 purchase price.  On January 5, 2016, the Company entered into an unsecured promissory note for the unpaid rents and utilities for $109,500.  The promissory note carries 0% interest and is due on January 5, 2017.  On February 9, 2016, the Company entered into a new lease to own lease agreement for the same property to extend the term dates beyond the original agreement including extensions and to add an additional $100,000 due at closing as a hold over fee.  In addition, the unpaid rents and utilities promissory note was extended.  These agreements that were entered into subsequent to the balance sheet date required retroactive reporting as of the balance sheet date.  The balance of the February 9, 2016 capital lease agreement as of June 30, 2016 was $1,341,094.  The balance of the September 1, 2014 capital lease agreement as of December 31, 2015 was $1,292,349.

Note 9 – Equity

During the six months ended June 30, 2016, no shares of Capital Stock were issued and no options or warrants were issued or outstanding.

Note 10 – Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date of this filing and determined that none have occurred.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and June 30, 2015

Revenues

During the three months ended June 30, 2016 and June 30, 2015, the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses increased $22,993 to $156,164 for the three months ended June 30, 2016, from $133,171 for the three months ended June 30, 2015. The increase was related to professional fees increasing $22,339.

Other Income (Expense)

Other income (expense) increased by $221,027 to $(679,701) for the three months ended June 30, 2016, from a loss of $(900,728) for the three months ended June 30, 2015.  The decrease in subscription receivable write-off of $403,815 was based on writing off aged balances during the three months ended June 30, 2015 and $0 during the three months ended June 30, 2016.  The increase in debt write-off of $104,315 was based on writing off of debt for no executed debt agreements and the debt holder dissolved during 2015.    The change in the gain (loss) on derivative liability valuation of $(132,296) was due to an increase in the annualized volatility.  The increase in interest expense of $154,807 was primarily due to recognizing certain notes payables default interest amounts during the three months ended June 30, 2016 and the same certain notes payables did not incur default interest amounts during the three months ended June 30, 2015.

Net Loss

Net loss was $835,865 and $1,033,899 for the three months ended June 30, 2016 and June 30, 2015, respectively.  Net loss was due to a lack of revenues.  While the Company has substantially decreased general and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Comparison of the six months ended June 30, 2016 and June 30, 2015

Revenues

During the six months ended June 30, 2016 and June 30, 2015, the Company recognized no revenues from sales.

General and Administrative Expenses

General and administrative expenses decreased $72,188 to $259,316 for the six months ended June 30, 2016, from $331,504 for the six months ended June 30, 2015. The decrease was related to professional fees decreasing $68,631 and licenses, fees, and permits decreasing $4,019.

Other Income (Expense)

Other income (expense) increased by $264,908 to $(1,051,169) for the six months ended June 30, 2016, from a loss of $(1,316,077) for the six months ended June 30, 2015.  The decrease in subscription receivable write-off of $403,815 was based on writing off aged balances during the six months ended June 30, 2015 and $0 during the six months ended June 30, 2016.  The increase in debt write-off of $104,315 was based on writing off of debt for no executed debt agreements and the debt holder dissolved during 2015.  The change in the gain (loss) on derivative liability valuation of $163,016 was due to a decrease in the annualized volatility.  The increase in interest expense of $406,238 was primarily due to recognizing certain notes payables default interest amounts during the six months ended June 30, 2016 and the same certain notes payables did not incur default interest amounts during the six months ended June 30, 2015.

Net Loss

Net loss was $1,310,485 and $1,647,581 for the six months ended June 30, 2016 and June 30, 2015, respectively.  Net loss was due to a lack of revenues.  While the Company has substantially decreased general and administrative expenses, we expect to continue to incur losses until such time as we can begin to generate consistent revenue from operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  The Company is not generating significant revenues.  Operating expenses for the Company have been paid in part from short-term unsecured notes and the issuance of Company stock. The Company also has a stockholders’ deficit of $38,090,272 at June 30, 2016.

The Company has incurred indebtedness in order to finance its operations.  As of June 30, 2016, the Company’s total liabilities were $12,590,579 with a working capital deficit of $12,587,972. See Note 4 – Notes Payable, Note 5 - Derivative Liability, Note 6 – Notes Payable –Related Party, Note 7 – Derivative Liability –Related Party, and Note 8 – Capital Lease  of the Company’s financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Net cash used in operating activities was $(23,396) and $(4,979) for the six months ended June 30, 2016 and June 30, 2015, respectively. Cash was primarily used to fund our net losses from operations.

Net cash from investing activities was $0 and $0 for the six months ended June 30, 2016 and June 30, 2015, respectively.

Net cash provided by financing activities was $26,000 and $5,040 for the six months ended June 30, 2016 and June 30, 2015, respectively. During the six months ended June 30, 2016, we received cash of $40,000 from the issuance of notes payable, of which $14,000 cash was used as repayment of financing activities.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated sufficient revenues in the last two years to cover all operating and overhead costs, and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2016, our Company has accumulated losses of $24,366,745. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Under the supervision and with the participation of our current management, including our principal executive officer and principal financial officer (the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

We believe that our consolidated financial statements contained in this quarterly report on Form 10-Q fairly present our financial position, results of operations and cash flows for the six months ended June 30, 2016 in all material respects.

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

GARB OIL & POWER CORPORATION

Date: July 29, 2016	By:	/s/ Tammy Taylor
Tammy Taylor, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Taylor	Chief Executive Officer and Director (principal executive officer and principal financial officer)	July 29, 2016
Tammy Taylor

/s/ M. Aimee Coleman	Corporate Secretary (principal accounting officer)	July 29, 2016
M. Aimee Coleman